Form 10-Q
period 2005-06-30
Heritage Financial Group
filed 2005-08-15
CIK 1320002

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated Average Burden
Hours per response 182

UNITED STATES
SECURIT1ES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               June 30, 2005

[     ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                    For the transition period from to

Commission file number               000-51305

HERITAGE FINANCIAL GROUP

(Exact name of small business issuer as specified in its charter)

United States (State or other jurisdiction of incorporation or organization)	45-0479535 (IRS Employer Identification Number)

310 W. Oglethorpe Blvd., Albany, Georgia 31701

(Address of principal executive offices)

(229) 883-5701

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X        No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

At August 1, 2005, there were 11,241,250 shares of issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes             No  X

Next Page

HERITAGE FINANCIAL GROUP

INDEX

		Page Number

Item 1.	Financial Statements

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004		3

Consolidated Statements of Income For the Three Months Ended June 30, 2005 and 2004		4

Consolidated Statements of Comprehensive Income For the
	Three Months Ended June 30, 2005 and 2004	5

Consolidated Statements of Income For the Six Months Ended June 30, 2005 and 2004		6

Consolidated Statements of Comprehensive Income For the Six Months
	Ended June 30, 2005 and 2004	7

Consolidated Statements of Cash Flow For the Six Months ended June 30, 2005 and 2004		8

Consolidated Statements of Stockholders' Equity For the Six Months ended June 30, 2005		9

Notes to Condensed Consolidated Financial Statements		10

Item 2.	Management's Discussion and Analysis	11

Item 3.	Controls and Procedures	20

Part II - OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits	22

SIGNATURES		23

EXHIBITS
14	Code of Conduct and Ethics

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

Next Page

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

HERITAGE FINANCIAL GROUP AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2005 AND DECEMBER 31, 2004

Assets	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)
Cash and due from banks	$ 7,392,888	$ 6,621,232
Interest-bearing deposits in banks	1,189,549	420,677
Federal funds sold	30,077,000	12,783,000
Securities available for sale, at fair value	59,465,390	59,287,595
Federal home loan bank stock, at cost	2,702,000	2,957,300
Corporate credit union membership shares	-	553,834
Loans, net	241,661,635	235,276,942
Premises and equipment, net	12,190,442	12,684,152
Accrued interest receivable	1,487,634	1,425,871
Foreclosed assets	37,744	200,554
Cash surrender value of bank owned life insurance	7,835,825	7,690,065
Other assets	4,329,303	3,567,254
	$368,369,411	$343,468,476

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$ 24,032,552	$ 14,447,423
Interest-bearing	224,384,168	234,095,297
Total deposits	248,416,720	248,542,720
Other borrowings	45,550,000	51,000,000
Other liabilities	5,945,129	4,792,002
Total liabilities	299,911,849	304,334,722
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued
Common stock, par value $0.01; 25,000,000 shares authorized; 11,241,250 and 1,000 shares issued and outstanding	112,413	10
Paid-in capital	37,204,672	4,799,990
Retained earnings	37,333,093	35,935,700
Accumulated other comprehensive loss	(1,785,616)	(1,601,946)
Unearned ESOP shares	(4,407,000)	-
Total stockholders' equity	68,457,562	39,133,754
	$368,369,411	$343,468,476

See Notes to Consolidated Financial Statements.

Next Page

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Three Months Ended June 30,
	2005	2004
Interest income
Interest and fees on loans	$3,877,015	$3,832,284
Interest on taxable securities	567,693	493,311
Interest on nontaxable securities	79,421	98,699
Interest on federal funds sold	89,363	14,674
Interest on deposits in other banks	6,920	228
	4,620,412	4,439,196

Interest expense
Interest on deposits	994,114	783,930
Interest on other borrowings	452,051	389,470
	1,446,165	1,173,400
Net interest income	3,174,247	3,265,796
Provision for loan losses	364,555	-
Net interest income after provision for loan losses	2,809,692	3,265,796

Noninterest income
Service charges on deposit accounts	811,519	839,350
Other service charges, commissions and fees	218,635	191,319
Brokerage fees	151,939	178,352
Mortgage origination fees	129,423	64,474
Bank owned life insurance	74,364	75,907
Loss on sale of securities	(3,731)	(3,283)
Other	62,368	32,925
	1,444,517	1,379,044

Noninterest expense
Salaries and employee benefits	1,751,126	1,655,574
Equipment	451,834	374,183
Occupancy	238,813	224,348
Advertising and marketing	66,095	39,895
Legal and accounting	89,946	126,942
Directors fees and retirement	73,644	102,900
Telephone	62,017	88,206
Supplies	51,725	67,183
Data processing fees	101,243	86,859
Other operating	370,959	455,170
	3,257,402	3,221,260
Income before income taxes	996,807	1,423,580

Applicable income taxes	330,839	483,056
Net income	$ 665,968	$ 940,524
Basic earnings per share	$ 0.08	$ 0.12
Diluted earnings per share	$ 0.08	$ 0.12

See Notes to Consolidated Financial Statements.

Next Page

HERITAGE FINANCIAL GROUP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2005 AND 2004
(Unaudited)
	Three Months Ended June 30,
	2005	2004
Net income	$ 665,968	$ 940,524

Other comprehensive income (loss):
Net unrealized holding gains (losses) arising during period, net of tax (benefits) of $(291,164) and $(967,448)	443,171	(1,472,521)
Reclassification adjustment for (gains) losses included in net income, net of tax benefits of $(1,479) and $(1,302)	2,252	1,981

Total other comprehensive income (loss)	445,423	(1,470,540)

Comprehensive income (loss)	$1,111,391	$ (530,016)

See Notes to Consolidated Financial Statements.

Next Page

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004
(Unaudited)
	Six Months Ended June 30,
	2005	2004
Interest income

Interest and fees on loans	$7,671,333	$7,801,934
Interest on taxable securities	1,155,319	958,102
Interest on nontaxable securities	160,975	169,557
Interest on federal funds sold	143,242	30,189
Interest on deposits in other banks	15,789	817
	9,146,658	8,960,599
Interest expense
Interest on deposits	1,960,544	1,619,400
Interest on other borrowings	921,899	766,716
	2,882,443	2,386,116
Net interest income	6,264,215	6,574,483
Provision for loan losses	464,555	-
Net interest income after provision for loan losses	5,799,660	6,574,483
Noninterest income
Service charges on deposit accounts	1,472,593	1,534,706
Other service charges, commissions and fees	438,540	323,302
Brokerage fees	280,724	301,093
Mortgage origination fees	176,074	136,339
Bank owned life insurance	145,760	152,456
Gain (loss) on sale of securities	(4,653)	70,132
Other	164,307	102,026
	2,673,345	2,620,054
Noninterest expense
Salaries and employee benefits	3,428,143	3,363,790
Equipment	912,203	745,232
Occupancy	471,658	454,286
Advertising and marketing	133,822	124,100
Legal and accounting	196,398	212,885
Directors fees and retirement	144,888	206,100
Telephone	123,662	172,406
Supplies	112,289	125,903
Data processing fees	192,600	168,709
Other operating	677,331	863,289
	6,392,994	6,436,700
Income before income taxes	2,080,011	2,757,837
Applicable income taxes	682,618	933,457
Net income	$1,397,393	$1,824,380
Basic earnings per share	$ 0.18	$ 0.23
Diluted earnings per share	$ 0.18	$ 0.23

See Notes to Consolidated Financial Statements.

Next Page

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Net income	$1,397,393	$1,824,380
Other comprehensive loss:
Net unrealized holding losses arising during period, net of tax benefits of $118,876 and $791,382	(180,862)	(1,204,035)
Reclassification adjustment for (gains) losses included in net income, net of tax (benefits) of $(1,845) and $27,814	(2,808)	42,318
Total other comprehensive loss	(183,670)	(1,161,717)
Comprehensive income	$1,213,723	$ 662,663

See Notes to Consolidated Financial Statements.

Next Page

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004
(Unaudited)
	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$1,397,393	$1,824,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	743,413	600,581
Provision for loan losses	464,555	-
Provision for deferred taxes	(550,092)	(474,879)
Net (gains) losses on sale of securities available for sale	4,653	(70,132)
Net losses on sale or disposal of premises and equipment	-	2,914
Impairment loss on premises held for sale	-	7,537
Net decrease in foreclosed assets	162,810	331,220
Increase in bank owned life insurance	(145,760)	(152,456)
(Increase) decrease in interest receivable	(61,763)	92,491
Increase (decrease) in interest payable	(16,786)	13,505
Increase (decrease) in taxes payable	446,712	(111,836)
Net other operating activities	440,046	1,014,378
Total adjustments	1,487,788	1,253,323
Net cash provided by operating activities	2,885,181	3,077,703
INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(768,872)	242,059
Purchases of securities available for sale	(21,100,116)	(18,702,710)
Proceeds from maturities of securities available for sale	8,460,026	5,622,601
Proceeds from sale of securities available for sale	12,153,248	4,827,702
Redemption of Federal home loan bank stock, net	255,300	-
Redemption of corporate credit union membership shares	553,834	-
(Increase) decrease in federal funds sold	(17,294,000)	980,000
(Increase) decrease in loans, net	(6,849,248)	7,335,770
Purchase of premises and equipment	(249,703)	(308,682)
Proceeds from sale of premises and equipment	-	69,000
Proceeds from sale of premises and equipment held for sale	-	736,587
Net cash provided by (used in) investing activities	(24,839,531)	802,327
FINANCING ACTIVITIES
Increase (decrease) in deposits	(126,000)	(3,157,157)
Increase in repurchase agreements	191,923	-
Proceeds from other borrowings	550,000	-
Repayment of other borrowings	(6,000,000)	-
Issuance of common stock, net	32,517,085	-
Leverage ESOP	(4,407,000)	-
Net cash provided by (used in) financing activities	22,726,008	(3,157,157)
Net increase in cash and due from banks	771,658	722,873
Cash and due from banks at beginning of year	6,621,232	6,439,038
Cash and due from banks at end of year	$7,392,890	$7,161,911

See Notes to Consolidated Financial Statements.

Next Page

HERITAGE FINANCIAL GROUP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS
ENDED JUNE 30, 2005
(Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance, December 31, 2004	1,000	$ 10	$4,799,990	$(1,601,946)	$ -	$(1,601,946)	$39,133,754
Net income	-	-	-	-	-	-	1,397,393
Other comprehensive loss	-	-	-	(183,670)	-	(183,670)	(183,670)
Additional shares issued for original 1,000 shares	7,867,875	78,679	(78,679)	-	-	-	-
Issuance of common stock, net	3,372,375	33,724	32,483,361	-	-	-	32,517,085
Unearned ESOP shares	-	-	-	-	(4,407,000)	-	(4,407,000)
Balance, June 30, 2005	11,241,250	$112,413	$37,204,672	$(1,785,616)	$(4,407,000)	$(1,785,616)	$68,457,562

See Notes to Consolidated Financial Statements.

Next Page

HERITAGE FINANCIAL GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, contingent assets and liabilities and deferred tax assets. The determination of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant collateral.

All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of registered independent public accounting firm included in the Company's Registration Statement on Form SB-2 (No. 333-123581), which was declared effective on May 16, 2005. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan. The weighted average number of shares outstanding was 7,943,817 for the three months ended June 30, 2005 and 7,906,346 for the six months ended June 30, 2005. Earnings per share of $0.08 were reported for the three months ended June 30, 2005 and $0.18 for the six months ended June 30, 2005. There were no common stock equivalents outstanding at June 30, 2005 and 2004.

Prior to June 29, 2005 and during all of 2004, the Company had 1,000 shares of common stock outstanding held by its sole shareholder, Heritage, MHC. In connection with the issuance of 3,372,375 shares of common stock in the public offering completed on June 29, 2005, the Company issued an additional 7,867,875 shares to that shareholder so that it would own 70% of the Company's outstanding shares after the public offering. All per share information has been adjusted to give effect to the issuance of those 7,867,875 as if it had occurred on January 1, 2004.

Next Page

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

            Heritage Financial Group (the "Company") is the parent holding company of HeritageBank of the South (the "Bank"). The Company is in a mutual holding company structure and 70% of its outstanding common stock is owned by Heritage, MHC ("MHC").

            The Company's principal business of earning interest income primarily on loans, investments and mortgage-backed securities and paying interest on deposits and borrowings is conducted primarily through the Bank. Our net interest income may be affected significantly by economic conditions, local competition, changes in market interest rates and governmental policies and actions. Net income also is affected by our provision for loan losses, non-interest income, consisting primarily of fees and charges on deposit accounts, loans and brokerage activities, and non-interest expense, consisting primarily of salaries and employee benefits, company equipment, data processing and other operating costs.

            The Company completed an initial public stock offering stock offering on June 29, 2005. It sold 3,372,375 shares of common stock in that offering for $10.00 per share. The Company's employee stock ownership plan (the "ESOP") purchased 440,700 shares with the proceeds of a loan from the Company. The Company received net proceeds of $32.5 million in the public offering, 50% of which was contributed to the Bank and $4.4 million of which was lent to the ESOP for its purchase of shares in the offering. The Company also issued an additional 7,867,875 shares of common stock to MHC, so that MHC would own 70% of the outstanding common stock at the closing of the offering.

            Forward-Looking Statements. This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. "Forward-looking statements," which are based on certain assumption and describe future plans, strategies and expectations of the Company, may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements, include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for commercial, mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect our financial results, is included in our other filings with the Securities and Exchange Commission.

Next Page

            Critical Accounting Policies. The Company has not changed any of its critical accounting policies since those disclosed in its Registration Statement on Form SB-2 (No. 333-123581) which was filed with the Securities and Exchange Commission and declared effective on May 16, 2005. Those accounting policies relate to the judgments and estimates used in the preparation of our financial statements in the calculation of the allowance for loan losses, the accounting for impaired loans and the provision for income taxes.

            Off Balance Sheet Liabilities. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. A summary of the Company's commitments as of June 30, 2005 is as follows:

(In Thousands)

Commitments to extend credit	$23,316
Financial stand-by letters of credit	1,364
$24,680

Overview

            The Company is in the process of implementing its business strategy as set forth in its Registration Statement on Form SB-2 (No. 333-123581). Our fixed-rate, one-to four-family residential mortgage loans with terms over 15 years decreased by 5.4%, because loans of that type in our portfolio were repaid and generally we no longer make those type of loans. Most of our new residential mortgage loans are variable with terms to maturity of no more than 15 years. During the six months ended June 30, 2005, our commercial business loan portfolio increased by 8.1% to $30.6 million, but our commercial real estate loan portfolio decreased by 9.7% to $34.9 million. The commercial real estate loan portfolio decreased as a result of certain lower quality loans being paid in full and due to increased competition in our market for these types of lending opportunities. Our consumer loan portfolio increased by 5.9% to $75.9 million, most of which was a $3.3 million increase in auto loans. Construction and development loans increased $3.6 million or 43.8%, most of which was an increase in commercial development loans.

            Our net interest income is affected by market interest rate changes. Increases in loan rates generally reduce loan demand. Recent increases in short-term interest rates, as a result of increases in the Federal Funds rate by the Board of Governors of the Federal Reserve System, without a corresponding increase in long-term interest rates will result in an increase in interest expense and reduction in net interest income throughout the remainder of 2005. The effect of the flattening interest rate yield curve is expected to decrease our ability to invest the net proceeds of the stock offering and reinvest proceeds from loan and investment repayments at higher rates. Our cost of funds has increased faster than our yield on loans and investments, due to the longer-term nature of our interest-earning assets. In the second half of 2005, as we increase our investment in business-related loans, which are considered to entail greater risks than one- to four-family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses may increase to reflect this increased risk.

Next Page

            The increase in market rates of interest during the first six months of 2005 had a bigger impact on our interest-bearing liabilities than our interest-earning assets, because there were more repricing opportunities during the six months for deposits and borrowings than for loans. This was primarily due to the large portion of fixed-rate loans in our portfolio. This caused a 38 basis point reduction in our net interest spread as compared to the first six months of 2004. As our assets adjust to the higher market rates of interest throughout the remainder of 2005, due to the origination of loans at current market rates and the repricing of adjustable rate loans, we expect our net interest margin to be maintained or increased in the next few quarters.

            We also believe that we can continue to control our non-interest expenses over the next few quarters, due to the strategies in place since 2002.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

            Total assets increased by $24.9 million, or 7.2%, from $343.5 million at December 31, 2004 to $368.4 million at June 30, 2005.

            This increase was primarily the result of the $32.5 million in net proceeds from the Company's stock offering, which closed on June 29, 2005. This is reflected in the $18.8 million or 95.1% increase in cash, deposits and Federal funds sold and the $6.4 million or 2.7% increase in net loans. Foreclosed assets decreased from $200,554 at December 31, 2004 to $37,744 at June 30, 2005, as a result of the sale of our largest foreclosed asset. Other assets increased $762,000 or 21.4% as a result of an increase in deferred pension costs.

            The allowance for loan losses to non-performing loans was 238.86% at June 30, 2005 compared to 525.71% at December 31, 2004, and the allowance for loan losses to total loans amounted to 1.34% at June 30, 2005 compared to 1.24% at December 31, 2004.

            Total deposits decreased $126,000 or 0.1% to $248.4 million at June 30, 2005. Non interest-bearing deposits were 9.7% of total deposits at June 30, 2005, and 5.8% of total deposits at December 31, 2004. This reflects a $9.6 million increase in the amount of non interest-bearing deposits and a $9.7 million decrease in interest-bearing deposits at June 30, 2005, as compared to December 31, 2004. We experienced a decrease in deposits of approximately $6.0 million from the balances at December 31, 2004, in three large commercial deposit relationships. In addition, customers used approximately $3.0 million in deposits to purchase stock in the public offering. At June 30, 2005, noninterest-bearing deposits included $7.4 million in outstanding official checks issued to stock subscribers for reimbursement of over sold stock subscriptions. This nonrecurring event does not represent a trend in the shift in type of deposits. Excluding the outstanding official checks, the percent of non interest-bearing deposits to total deposits amounted to 6.9% at June 30, 2005 compared to 5.8% at December 31, 2004.

Next Page

            Total borrowings decreased 10.6% from $51.0 million at December 31, 2004 to $45.6 million at June 30, 2005. This $5.4 million decrease reflects the prepayment of certain short-term Federal Home Loan Bank advances during the first quarter with a prepayment penalty of $1,700.

            After recording net income of $1.4 million for the six months ended June 30, 2005, an unrealized loss on securities available for sale of $180,000, $32.5 million in proceeds from the stock offering and $4.4 million in unearned ESOP shares, total equity increased $29.3 million or 74.9% to $68.5 million at June 30, 2005 compared to $39.1 million at December 31, 2004.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004

            General. During the quarter ended June 30, 2005, the Company continued to experience a decrease in net income. Net income decreased by $275,000 or 29.2% to $666,000 for the quarter ended June 30, 2005 compared to $941,000 for the quarter ended June 30, 2004. This decrease was due primarily to an increase in interest expense, as a result of higher market interest rates during the quarter and a $365,000 increase in the provision for loan losses.

            Interest Income. Total interest income for the three months ended June 30, 2005 increased 4.1% to $4.6 million, compared to $4.4 million in 2004. Average interest-earning assets increased $11.1 million, while the yield on interest-earning assets increased 3 basis points due to an increase in interest rates from the quarter ended June 30, 2004. As detailed above, our interest on loans also increased partially due to the increase in commercial business loans and consumer auto loans.

            Interest Expense. Total interest expense increased $273,000 or 23.3% to $1.4 million for the three months ended June 30, 2005, compared to $1.2 million during the same period in 2004. Though average deposits decreased $100,000, the cost of funds during the quarter ended June 30, 2005 increased 33 basis points to 1.91%, because of increases in market interest rates, particularly short-term rates on deposits and borrowings.

            Net Interest Income. Net interest income amounted to $3.2 million for the three months ended June 30, 2005, which was a $92,000 or 2.8% decrease from the $3.3 million in net interest income for the comparable period in 2004. This was primarily due to a 30 basis points decrease in average interest rate spread during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. Our deposits repriced at a faster pace than our loan portfolio, so the market rate increases during the quarter disproportionately impacted our interest expense.

            Provision for Loan Losses. During the quarter ended June 30, 2005, we recorded a $365,000 provision for loan losses compared to no provision during the same period in 2004. This provision was primarily the result of downgrading one commercial relationship. Nonperforming loans increased $740,000 during the quarter to $1.4 million at June 30, 2005. As a result, nonperforming loans to total loans increased from 0.27% at March 31, 2005 to 0.56% at June 30, 2005; and the overall percentage of non-performing assets to total assets increased 20 basis points to 0.37% at June 30, 2005, compared to 0.17% at March 31, 2005. We recorded charge-offs of $82,000 during the quarter ended June 30, 2005, compared to $125,000 for the quarter ended June 30, 2004.

Next Page

            Management establishes provisions for loan losses, which are charged to operations, at a level management believes will reflect probable credit losses based on historical loss trends and an evaluation of specific credits in the loan portfolio and conform to generally accepted accounting principles. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and past due status and trends. Consumer loans are reviewed based on past due status. The loans are internally classified as substandard, doubtful, and loss. The allowance for loan losses is determined based on these classifications. For consumer loans not classified, the amount of the allowance is determined based on the three-year historical loss average percentages. Commercial loans are classified by loan type, and the allowance is based on classified status as special mention, substandard, doubtful, or loss.

            Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the proper level of allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

            Noninterest Income. Noninterest income remained constant at $1.4 million for the quarter ended June 30, 2005, compared to the comparable period in 2004. A decrease of $53,000 in charges and fees on deposit accounts and from securities brokerage activities was offset by a $92,000 increase in mortgage origination fees and other miscellaneous charges. In addition, other noninterest income increased $29,000 to $62,368 for the quarter ended June 30, 2005 as a result of a gain on the sale of foreclosed assets.

            Noninterest Expense. Noninterest expense increased 1.1% to $3.3 million for the 2005 quarter compared to $3.2 million for the 2004 quarter. Increases in salaries and employee benefits, equipment, occupancy, advertising and marketing and data processing costs were offset in part by decreases in professional expenses, director fees and retirement costs and telephone and supplies expenses and a $84,000 decrease in other noninterest expense due primarily to reductions in fees paid to regulators. The increase in equipment and data processing costs was the result of a planned third quarter change in the Bank's data processing systems. Increases in salaries and employee benefits, occupancy and advertising and marketing were due to normal costs of living increases for employees, increases in health benefits for employees, increased marketing efforts and increases in utilities and other occupancy costs. The decrease in professional expenses reflects the completion of the Bank's charter conversion during 2004. The decrease in director fees and retirement expenses reflects a lower required recognition of the cost of director retirement plans. The Company's strategic plan to control noninterest expense still is in place.

Next Page

            Income Tax Expense. Income tax expense was $152,000 less during the three months ended June 30, 2005, when compared to the three months ended June 30, 2004 as a result of the decrease in net income before taxes. In addition, the effective tax rate was 33.2% for the 2005 quarter, compared to 34.9% for the 2004 quarter.

Comparison of Operating Results for the Six Months Ended June 30, 2005 and 2004

            General. During the six months ended June 30, 2005, net income decreased by $427,000 or 23.4% to $1.4 million for the six months ended June 30, 2005 compared to $1.8 million for the six months ended June 30, 2004. This decrease was due primarily to an increase in interest expense, as a result of higher market rates of interest during the six months, and a $465,000 increase in the provision for loan losses.

            Interest Income. Total interest income for the six months ended June 30, 2005 increased 2.1% to $9.1 million compared to $9.0 million for 2004. Average interest-earning assets increased $11.0 million, while the yield on interest-earning assets declined by 7 basis points, because a smaller lower portion of our loan portfolio consisted of higher rate commercial and construction loans in the six months ended June 30, 2005 than in the six months ended June 30, 2004. This reduction was the result of our need to reduce commercial real estate loans to avoid regulatory limits applicable to us before the Bank became a Georgia savings bank. As a result, available funds were invested in securities, which generally have a lower yield than do loans. Since that conversion on January 1, 2005, we have begun to seek out more commercial business and commercial real estate lending opportunities. As detailed above, we have experienced an increase in commercial business loans but have experienced a decrease in commercial real estate loans. In addition, interest on deposits and federal funds sold increased by $238,000 during the six months due to increase in interest rates.

            Loans and investments are expected to reprice to higher rates during the remaining two quarters of 2005 as a result of increased market rates of interest, which will increase interest income.

            Interest Expense. Total interest expense increased $496,000 or 20.8% to $2.9 million for the six months ended June 30, 2005 compared to $2.4 million during the same period in 2004. Though average deposits increased by $200,000, the cost of funds during the six months increased 29 basis points to 1.89% because of increases in market rates of interest, particularly short-term rates on deposits and borrowings.

Next Page

            Net Interest Income. Net interest income amounted to $6.3 million for the six months ended June 30, 2005 compared to $6.6 million for the six months ended June 30, 2004. This 4.5% decrease was primarily due to a 31 basis point decrease in the average interest rate spread during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. On average, our deposits and short-term borrowings reprice at a faster pace than our loan portfolio. In addition, during the six months ended June 30, 2005, short term rates, which impact liabilities more than assets, increased more than long term rates, which impact assets more than liabilities. As a result, the market rate increases during the six months disproportionately impacted our interest expense.

            Provision for Loan Losses. During the six months ended June 30, 2005, we recorded a $465,000 provision for loan losses compared to no provision during the same period in 2004. This provision was primarily the result of downgrading one commercial relationship. Nonperforming loans increased $800,000 to $1.4 million at June 30, 2005. As a result, nonperforming loans to total loans increased from 0.24% at December 31, 2004 to 0.56% at June 30, 2005, and the overall percentage of non-performing assets to total assets increased 15 basis points to 0.37% at June 30, 2005 compared to 0.22% at December 31, 2004.

            Noninterest Income. Noninterest income increased 2.0% to $2.7 million for the first six months of 2005 compared to $2.6 million for the first six months of 2004. An $81,000 decrease in charges and fees on deposit accounts and income from securities brokerage activities was offset by a $155,000 increase in mortgage origination fees and other service charges, commissions and fees. With changes in our checking account fee structure and an increase in ATM use, our deposit account fees have decreased as the fees for ATM usage and certain checking account charges have increased. We experienced a decrease in our securities brokerage business during the six months ended June 30, 2005. Mortgage lending origination was active during the six months, increasing origination fees. The Company experienced a $5,000 loss on the sale of securities during the 2005 period compared to a gain of $70,000 during the 2004 period. In addition, other noninterest income increased $62,000 to $164,307 for the quarter ended June 30, 2005, partially as a result of a $13,000 gain on the sale of a foreclosed asset.

            Noninterest Expense. Noninterest expense remained consistent at $6.4 million during the first six months of 2005 compared to the first six months of 2004. Increases in salaries and employee benefits, equipment, occupancy, advertising and marketing and data processing costs were offset in part by decreases in professional expenses, director fees and retirement costs, and telephone and supplies expenses and a $186,0000 decrease in other noninterest expense due primarily to a reduction in training costs and fees to regulators. The Company's strategic plan to control noninterest expense is still in place. The deployment of the proceeds of the stock offering may result in some increase in noninterest expense during the remainder of 2005.

            Income Tax Expense. Income tax expense was $251,000 less during the six months ended June 30, 2005 when compared to the six months ended June 30, 2004, as a result of the decrease in net income before taxes. In addition, the effective tax rate was 32.8% for the 2005 quarter, compared to 33.8% for the 2004 quarter.

Next Page

Liquidity and Capital Resources

            Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed.

            The liquidity and capital resources of the Company are monitored continuously by the Company's Board-authorized Asset and Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company's and the Bank's liquidity ratios at June 30, 2005 were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.

            The consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 detail cash flows from operating, investing and financing activities. For the six months ended June 30, 2005, net cash provided by operating activities was $2.9 million while financing activities provided $22.7 million. The net cash from financing activities reflects the proceeds of the stock offering, ESOP loan and repayment of Federal Home Loan Bank advances. Investing activities used $24.8 million of the funds provided, resulting in a net increase in cash and cash equivalents of $772,000 for the six months.

            Total capital at June 30, 2005 was $68.5 million, which was a $29.3 million increase from the level at December 31, 2004. The Company completed a stock offering on June 29, 2005, which resulted in a $28.1 million increase in capital (after deducting the $4.4 million ESOP loan from the $32.5 million in net proceeds). The remaining increase reflects the $1.4 million in net income for the six months offset by a $184,000 decrease in other comprehensive income during the period, consisting primarily of unrealized losses in the Company's securities portfolio.

Next Page

            The Company's and the Bank's regulatory capital levels exceed the minimums required by state and Federal authorities. At June 30, 2005, the Company had Tier I leverage capital of $68.8 million or 19.69% of adjusted quarterly average assets of $349.6 million, which was $54.9 million above the 4% Georgia requirement. The Company contributed $16.3 million of the proceeds of the stock offering to the Bank on July 1, 2005. The following table reflects the Bank's compliance at June 30, 2005 with Georgia and FDIC regulatory capital requirements, prior to the receipt of that capital infusion:

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Leverage requirement (Tier 1)(1) - FDIC	$36,121	10.48%	$13,784	4.00%	$17,230	5.00%

Leverage requirement (Tier 1)(1) - Georgia	36,121	10.48	15,507	4.50	n/a	n/a

Risk-based requirement (Tier 1) (2)	36,121	13.80	10,467	4.00	15,701	6.00

Risk-based requirement (Total 1) (2)	39,392	15.05	20,935	8.00	26,168	10.00

____________________

(1)	Based on adjusted quarterly average assets of $344.6 million for HeritageBank of the South.
(2)	Based on adjusted risk-weighted average assets of $261.7 million for HeritageBank of the South.

Next Page

Item 3.        Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of June 30, 2005, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the Company's disclosure controls and procedures as currently in effect were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2005 that has materially affected, or is likely to materially affect our internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that is anticipated to be a required part of our annual report on Form 10-KSB for the fiscal year ending December 31, 2006. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2006 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

Next Page

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	(a)	Recent Sales of Unregistered Securities
None.
	(b)	Use of Proceeds
The Registration Statement on Form SB-2 (No. 333-123581), for which the use of proceeds information is being disclosed, was declared effective by the Securities and Exchange Commission on May 16, 2005. The offering commenced on the same date and was completed on June 29, 2005. The Registration Statement covered the issuance of 3,372,375 shares of the Company's common stock, par value $.01 per share. The marketing agent for the offering was Keefe, Bruyette and Woods, Inc. The aggregate offering price of the shares of common stock registered was $33,723,750, and this was the amount that was sold in the offering. The expenses incurred by the Company in connection with the issuance and distribution of the securities was $1,206,665, including $450,000 in marketing fees. Such payments were not direct or indirect payments to directors, officers, general partners of the issuer or their associates, persons owning 10 percent or more of any class of equity security of the Company or affiliates of the Company. The net offering proceeds to the Company was approximately $32,517,085. Of this amount, $16,258,542 was contributed to the Bank, $4,407,000 was lent by the Company to the ESOP, and $11,851,543 was contributed to the working capital of the Company.

	(c)	Stock Repurchases
None.

Next Page

Item 6.       Exhibits

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Stock Issuance Plan	**
3(i)	Charter of Heritage Financial Group	*
3(ii)	Bylaws of Heritage Financial Group	*
4	Stock Certificate of Heritage Financial Group	*
10.1	Employment Agreements:
(a)	(i)	O. Leonard Dorminey - Holding Company	**
(ii)	O. Leonard Dorminey - Bank	**
(b)	(i)	Tammy W. Burdette - Holding Company	**
(ii)	Tammy W. Burdette - Bank	**
(c)	Carol W. Slappey - Bank	**
11	Statement re Computation of Earnings	None
14	Code of Conduct and Ethics	14
15	Letter on unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Reports furnished to security holders	None
20	Other documents to security holders or incorporated by reference	None
22	Published report on matters submitted for shareholder vote	None
23	Consents	None
24	Power of Attorney	None
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32

*	Filed as an exhibit to the Company's Form SB-2 registration statement filed on March 25, 2005 (File No.333-123581) pursuant to Section 5 of the Securities Act of 1933.
**	Filed as an exhibit to Pre-effective Amendment No. 1 to the Company's Form SB-2 registration statement filed on May 6, 2005 (File No.333-123581) pursuant to Section 5 of the Securities Act of 1933.

Next Page

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP
Date:	August 15, 2005	By:	/s/ O. Leonard Dorminey O. Leonard Dorminey President and Chief Executive Officer
Date:	August 15, 2005	By:	/s/ Tammy W. Burdette Tammy W. Burdette Executive Vice-President and Chief Financial Officer

End.