Form 10QSB
period 2005-09-30
Heritage Financial Group
filed 2005-11-15
CIK 1320002

UNITED STATES SECURIT1ES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___ to ___
Commission file number ________________________________
HERITAGE FINANCIAL GROUP
(Exact name of small business issuer as specified in its charter)

United States	45-0479535

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
310 W. Oglethorpe Blvd., Albany, Georgia 31701

(Address of principal executive offices)
(229) 883-5701

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:
At November 10, 2005, there were 11,241,250 shares of issuer’s common stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

SEC2334 (1-04)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

HERITAGE FINANCIAL GROUP
INDEX

Page
Number
Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3

Consolidated Statements of Income For the Three Months Ended September 30, 2005 and 2004	4

Consolidated Statements of Comprehensive Income For the Three Months Ended September 30, 2005 and 2004	5

Consolidated Statements of Income For the Nine Months Ended September 30, 2005 and 2004	6

Consolidated Statements of Comprehensive Income For the Nine Months Ended September 30, 2005 and 2004	7

Consolidated Statements of Cash Flow For the Nine Months ended September 30, 2005 and 2004	8

Consolidated Statements of Stockholders’ Equity	9

Notes to Condensed Consolidated Financial Statements	10

Item 2. Management’s Discussion and Analysis	11

Item 3. Controls and Procedures	17

Part II – OTHER INFORMATION	18

SIGNATURES	19

EXHIBITS

31.1 Rule 13a–14(a) Certification of Chief Executive Officer
31.2 Rule 13a–14(a) Certification of Chief Financial Officer
32 Section 1350 Certification
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATIONS OF THE CEO & CFO

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30,
	2005	December 31, 2004
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$9,392,787	$6,621,232
Interest-bearing deposits in banks	1,285,007	420,677
Federal funds sold	8,788,000	12,783,000
Securities available for sale, at fair value	64,765,198	59,287,595
Federal home loan bank stock, at cost	2,702,000	2,957,300
Corporate credit union membership shares	—	553,834
Loans, net	246,890,297	235,276,942
Premises and equipment, net	11,977,713	12,684,152
Accrued interest receivable	1,522,682	1,425,871
Foreclosed assets	119,436	200,554
Cash surrender value of bank owned life insurance	7,911,951	7,690,065
Other assets	4,297,803	3,567,254

	$359,652,874	$343,468,476

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$13,723,972	$14,447,423
Interest-bearing	225,588,369	234,095,297

Total deposits	239,312,341	248,542,720
Other borrowings	45,000,000	51,000,000
Other liabilities	6,115,709	4,792,002

Total liabilities	290,428,050	304,334,722

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued
Common stock, par value $0.01; 25,000,000 shares authorized; 11,241,250 and 1,000 shares issued and outstanding	112,413	10
Paid-in capital	37,192,067	4,799,990
Retained earnings	38,325,090	35,935,700
Accumulated other comprehensive loss	(1,997,746)	(1,601,946)
Unearned ESOP shares	(4,407,000)	—

Total stockholders’ equity	69,224,824	39,133,754

	$359,652,874	$343,468,476

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Three Months Ended September 30,
	2005	2004
Interest income
Interest and fees on loans	$4,217,212	$3,795,155
Interest on taxable securities	644,093	469,274
Interest on nontaxable securities	56,749	89,148
Interest on federal funds sold	63,261	17,893
Interest on deposits in other banks	13,397	3,703

	4,994,712	4,375,173

Interest expense
Interest on deposits	1,002,725	777,301
Interest on other borrowings	473,603	401,716

	1,476,328	1,179,017

Net interest income	3,518,384	3,196,156
Provision for loan losses	250,000	50,000

Net interest income after provision for loan losses	3,268,384	3,146,156

Noninterest income
Service charges on deposit accounts	859,058	859,910
Other service charges, commissions and fees	121,330	196,829
Brokerage fees	172,470	148,415
Mortgage origination fees	122,927	83,889
Bank owned life insurance	76,126	77,509
Loss on sale of securities	0	36,644
Other	38,846	29,502

	1,390,755	1,432,698

Noninterest expense
Salaries and employee benefits	1,814,602	1,667,458
Equipment	335,283	409,626
Occupancy	267,327	250,210
Advertising and marketing	48,666	71,155
Legal and accounting	93,783	159,700
Directors fees and retirement	73,644	116,000
Telephone	63,509	78,520
Supplies	61,398	46,332
Data processing fees	161,161	93,425
Other operating	281,196	398,509

	3,200,569	3,290,935

Income before income taxes	1,458,570	1,287,924
Applicable income taxes	466,573	419,205

Net income	$991,997	$868,719

Basic earnings per share	$.09	$0.11

Diluted earnings per share	$.09	$0.11

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Three Months Ended September 30,
	2005	2004
Net income	$991,997	$868,719

Other comprehensive income (loss):
Net unrealized holding gains (losses) arising during period, net of tax benefits of $(141,420) and $(679,647)	(212,130)	1,019,470
Reclassification adjustment for (gains) losses included in net income, net of tax of (-) and $14,658	0	(21,986)

Total other comprehensive gain (loss)	(212,130)	997,484

Comprehensive income	$779,867	$1,866,203

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Interest income
Interest and fees on loans	$11,888,545	$11,597,089
Interest on taxable securities	1,799,412	1,427,376
Interest on nontaxable securities	217,724	258,705
Interest on federal funds sold	206,503	48,082
Interest on deposits in other banks	29,186	4,520

	14,141,370	13,335,772

Interest expense
Interest on deposits	2,963,269	2,396,701
Interest on other borrowings	1,395,502	1,168,431

	4,358,771	3,565,132

Net interest income	9,782,599	9,770,640
Provision for loan losses	714,555	50,000

Net interest income after provision for loan losses	9,068,044	9,720,640

Noninterest income
Service charges on deposit accounts	2,331,651	2,394,616
Other service charges, commissions and fees	559,870	520,131
Brokerage fees	453,194	449,500
Mortgage origination fees	299,001	220,221
Bank owned life insurance	221,886	229,865
Gain (loss) on sale of securities	(4,653)	106,776
Other	203,152	131,528

	4,064,100	4,052,732

Noninterest expense
Salaries and employee benefits	5,242,745	5,031,243
Equipment	1,247,486	1,154,858
Occupancy	738,985	704,496
Advertising and marketing	182,488	195,255
Legal and accounting	290,181	372,585
Directors fees and retirement	218,332	322,100
Telephone	187,171	250,926
Supplies	173,687	172,235
Data processing fees	353,761	262,134
Other operating	958,728	1,261,799

	9,593,564	9,727,631

Income before income taxes	3,538,581	4,045,761

Applicable income taxes	1,149,191	1,352,662

Net income	$2,389,390	$2,693,099

Basic earnings per share	$.27	$.34

Diluted earnings per share	$.27	$.34

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Net income	$2,389,391	$2,693,099

Other comprehensive income (loss):
Net unrealized holding losses arising during period, net of tax benefits of $(256,728) and $$66,778	(398,592)	(100,167)
Reclassification adjustment for (gains) losses included in net income, net of tax benefits of $(1,861) and $(42,710)	2,792	(64,066)

Total other comprehensive loss	(395,800)	(164,233)

Comprehensive income	$1,993,590	$2,528,866

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$2,389,390	$2,693,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	982,354	918,920
Provision for loan losses	714,555	50,000
Provision for deferred taxes	(325,139)	(326,941)
Net (gains) losses on sale of securities available for sale	4,653	(106,776)
Net losses on sale or disposal of premises and equipment	—	18,684
Net decrease in foreclosed assets	81,118	354,886
Increase in bank owned life insurance	(221,885)	(229,965)
(Increase) decrease in interest receivable	(96,811)	199,620
Increase (decrease) in interest payable	(2,095)	32,010
Increase (decrease) in taxes payable	473,284	263,869
Net other operating activities	707,259	1,809,790

Total adjustments	2,317,293	2,984,097

Net cash provided by operating activities	4,706,683	5,677,196

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(864,330)	(4,581,846
Purchases of securities available for sale	(31,079,327)	(19,641,888)
Proceeds from maturities of securities available for sale	22,066,425	8,877,771
Proceeds from sale of securities available for sale	2,874,694	10,732,123
Redemption (Purchase) of Restricted Equity Securities	809,135	(250,000)
(Increase) decrease in federal funds sold	3,995,000)	(6,206,000)
(Increase) decrease in loans, net	(12,327,910)	5,745,432
Purchase of premises and equipment	(275,916)	(482,957)
Proceeds from sale of premises and equipment	—	90,200
Proceeds from sale of premises and equipment held for sale	—	736,587

Net cash provided by (used in) investing activities	(14,802,229)	(4,980,576)

FINANCING ACTIVITIES
Increase (decrease) in deposits	(9,014,997)	(5,702,265)
Proceeds from other borrowings	550,000	5,000,000
Repayment of other borrowings	(6,550,000)	—
Issuance of common stock, net	32,504,480	—
Leverage ESOP	(4,407,000)	—

Net cash provided by (used in) financing activities	12,867,101	(702,265)

Net increase (decrease) in cash and due from banks	2,771,555	(5,645)
Cash and due from banks at beginning of year	6,621,232	6,439,038

Cash and due from banks at end of year	$9,392,787	$6,433,393

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Unearned	Other
	Common Stock		Paid—in	Retained	ESOP	Comprehensive
	Shares	Par Value	Capital	Earnings	Shares	Income (Loss)	Total
Balance, December 31, 2003	1,000	$10	$4,799,990	$32,402,450	—	$(215,169)	$36,987,281
Net income	—	—	—	2,693,099	—		2,694,099
Other comprehensive loss	—	—	—	—		(164,233)	(164,233)

Balance, September 30, 2004	1,000	10	4,799,990	34,226,830	—	(379,402)	39,517,147
Net income	—	—	—	840,151	—	—	840,151
Other comprehensive loss	—	—	—	—	—	(1,222,544	(1,222,544)

Balance, December 31, 2004	1,000	10	4,799,990	35,935,700	—	(1,601,946)	39,133,754
Net income	—	—	—	2,389,390	—	—	2,389,390
Other comprehensive loss	—	—	—	—	—	(395,800)	(395,800)
Issuance of common stock, net	11,240,250	112,403	32,392,077	—	—	—	—
Unearned ESOP shares	—	—	—	—	—	—	32,504,480
	—	—	—	—	(4,407,000)	—	(4,407,000)

Balance, September 30, 2005	11,241,250	$112,413	$37,192,067	$38,325,090	$(4,407,000)	$(1,997,746)	$69,224,824

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES
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
NOTE 2 – EARNINGS PER SHARE
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan. The weighted average number of shares outstanding was 10,800,550 for the three months ended September 30, 2005 and 8,882,027 for the nine months ended September 30, 2005. Earnings per share of $ .09 were reported for the three months ended September 30, 2005 and $ .27 for the nine months ended September 30, 2005.
Prior to June 29, 2005 and during all of 2004, the Company had 1,000 shares of common stock outstanding held by its sole shareholder, Heritage, MHC. In connection with the issuance of 3,372,375 shares of common stock in the public offering completed on June 29, 2005, the Company issued an additional 7,867,875 shares to that shareholder so that it would own 70% of the Company’s outstanding shares after the public offering. All per share information has been adjusted to give effect to the issuance of those 7,867,875 as if it had occurred on January 1, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     Heritage Financial Group (the “Company”) completed an initial public stock offering on June 30, 2005. It sold 3,372,375 shares of common stock in that offering for $10.00 per share. The ESOP purchased 440,700 shares with the proceeds of a loan from the Company. The Company received net proceeds of 32.5 million in the public offering, 50% of which were contributed to HeritageBank of the South (the “Bank”). The Company also issued an additional 7,867,875 shares of common stock to Heritage, MHC (the “MHC”), so that the MHC would own 70% of the outstanding common stock at the closing of the offering.
     Forward-Looking Statements. This report contains certain ‘forward-looking statements’ which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated with respect to our financial condition. Results of operations and business are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.
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
     Off Balance Sheet Liabilities. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. A summary of the Company’s commitments as of September 30, 2005 is as follows:

(In
Thousands)
Commitments to extend credit	$26,371
Financial stand-by letters of credit	1,166

$27,537

Overview
     The Company is in the process of implementing its business strategy as set forth in its Registration Statement on Form SB-2 (No. 333-123581). Our fixed-rate, one-to four-family residential mortgage loans with terms over 15 years decreased by 9.4%, because loans of that type in our portfolio were repaid and generally we no longer make those type of loans. Most of our new residential mortgage loans are variable with terms to maturity of no more than 15 years. During the nine months ended September 30, 2005, our commercial business loan portfolio increased by 11.0% to $31.4 million, but our commercial real estate loan portfolio decreased by 5.7% to $36.4 million. The commercial real estate loan portfolio decreased as a result of certain lower quality loans being paid in full and due to increased competition in our market for these types of lending opportunities. Our consumer loan portfolio increased by 8.4% to $77.7 million, most of which was an increase in auto loans. Construction and development loans increased $13.2 million or 61.0%, most of which was an increase in commercial development loans.
     Our net interest income is affected by market interest rate changes. Increases in loan rates generally reduce loan demand. Recent increases in short-term interest rates, as a result of increases in the Federal Funds rate by the Board of Governors of the Federal Reserve System, without a corresponding increase in long-term interest rates could result in an increase in interest expense which could reduce our yield on earning assets. Our cost of funds has increased faster than our yield on loans and investments, due to the longer-term nature of our interest-earning assets. In the first three quarters of 2005, as we increased our investment in business-related loans, which are considered to entail greater risks than one- to four-family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses may continue to increase to reflect this increased risk.
     The increase in market rates of interest during the first three quarters of 2005 had a bigger impact on our interest-bearing liabilities than our interest-earning assets. Liabilities have repriced more quickly than assets and although there has been some shift between variable and fixed-rate assets, fixed rates remain dominant in the portfolio. This resulted in a 16 basis point reduction in our net interest spread as compared to the first three quarters of 2004. In 2005, as we increased our investment in business-related loans, which are considered to entail greater risks than one- to four-family residential loans, in order to help offset the pressure on our net interest margin, our provision for loan losses has increased to reflect this increased risk. As our assets adjust to the higher market rates of interest throughout the remainder of 2005, due to the origination of loans at current market rates and the repricing of adjustable rate loans, our net interest margin began to improve and is expected to be maintained or increased in the next few quarters.
Comparison of Financial Condition at September 30, 2005 and December 31, 2004
     Total assets increased $16.2 million, or 4.7% to $359.7 million at September 30, 2005 from $343.5 million at December 31, 2004.
     Total earning assets increased 14.2 million or 4.5%, to $327.9 million at September 30, 2005 from $313.7 million at December 31, 2004.
     Loans, net of the allowance for loan losses, increased $11.6 million at September 30, 2005 as compared to December 31, 2004. Primarily, this growth includes a $8.8 million increase in Commercial Business loans and a $4.0 million increase Consumer Auto loans. This growth was slightly offset by a decline in permanent one-to-four family loans. Federal funds, cash and investments increased $4.9 million at September 30, 2005, as compared to December 31, 2004.
     Total deposits decreased $9.2 million to $239.3 million at September 30, 2005 from $248.5 million at December 31, 2004. Seasonal deposits attributable to one large customer had an impact on deposits. In addition, customers used approximately $3.0 million in deposits to purchase stock in the public offering. Approximately 5.7% and 5.8% of deposits were noninterest-bearing as of September 30, 2005 and December 31, 2004.
     Total borrowings declined from $51.0 million at December 31, 2004 to $45.0 million at September 30, 2005. Two short-term Federal Home Loan Bank advances of $3.0 million each were paid off prior to their maturity date. In connection with this payment, we incurred a prepayment penalty of $1,700.
     After recording net income of $2.4 million for the nine months ended September 30, 2005, an unrealized loss on securities available for sale of $.4 million, and proceeds from the sale of common stock in a minority stock offering of $28.1 million net of offering costs and unearned ESOP shares, total equity increased $30.1 million to $69.2 million at September 30, 2005 compared to $39.1 million at December 31, 2004.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004
     General. During the quarter ended September 30, 2005, the Company improved net income. Net income increased by $123,000 or 14.2% to $992,000 for the quarter ended September 30, 2005 compared to $869,000 for the quarter ended September 30, 2004. This increase was due primarily to an increase in interest income, as a result of an increase in loans outstanding and other interest earning assets.
     Interest Income. Total interest income for the three months ended September 30, 2005 increased 13.6% to $5.0 million, compared to $4.4 million in 2004. Average interest-earning assets increased $20.5 million, while the yield on interest-earning assets increased 13 basis points. As referenced above, our interest on loans also increased partially due to the increase in total loans outstanding.
     Interest Expense. Total interest expense increased $318,000 or 27.0% to $1.5 million for the three months ended September 30, 2005, compared to $1.2 million during the same period in 2004. Average deposits decreased $15.3 million resulting primarily from funds on deposit during stock offering and the cost of funds during the quarter ended September 30, 2005 increased 31 basis points to 1.58%, because of increases in market interest rates, particularly short-term rates on deposits and borrowings.
     Net Interest Income. Net interest income amounted to $3.5 million for the three months ended September 30, 2005, which was a $322,000 or 10.1% increase from the $3.2 million in net interest income for the comparable period in 2004. This was primarily due to a 8 basis points increase in average interest rate spread and an increase in total loans outstanding during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.
     Provision for Loan Losses. During the quarter ended September 30, 2005, we recorded a $250,000 provision for loan losses compared to $50,000 provision during the same period in 2004. This provision was primarily the result of increased risk in the loan portfolio and increased loans outstanding. Nonperforming loans decreased $586,000 during the quarter to $814,000 at September 30, 2005. As a result, nonperforming loans to total loans increased from 0.56% at June 30, 2005 to 0.33% at September 30, 2005; and the overall percentage of non-performing assets to total assets remained constant. Net charge-offs to average outstanding loans declined to .11% for the three months ending September 30, 2005 compared to .16% during the same period of 2004.
     Management establishes provisions for loan losses, which are charged to operations, at a level management believes will reflect probable credit losses based on historical loss trends and an evaluation of specific credits in the loan portfolio and conform to generally accepted accounting principles. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and past due status and trends. Consumer loans are reviewed based on past due status and grades. The loans are internally classified as substandard, doubtful, and loss. The allowance for loan losses is determined based on these classifications. For consumer loans not classified, the amount of the allowance is determined based on the three-year historical loss average percentages. Commercial loans are classified by loan type, and the allowance is based on classified status as special mention, substandard, doubtful, or loss.

     Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the proper level of allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.
     Noninterest Income. Noninterest income remained constant at $1.4 million for the quarter ended September 30, 2005, compared to the comparable period in 2004. A decrease of $75,000 in charges and fees and other service charges was partially offset by a $39,000 increase in mortgage origination fees and brokerage fees.
     Noninterest Expense. Noninterest expense declined 3.0% to $3.2 million for the 2005 quarter compared to $3.3 million for the 2004 quarter. Increases in salaries and employee benefits, occupancy, and data processing costs were offset in part by decreases in professional expenses, director fees and retirement costs and telephone expenses and a $117,000 decrease in other noninterest expense due primarily to reductions in fees paid to regulators. Increases in salaries and employee benefits were due to normal costs of living increases for employees. The decrease in director fees and retirement expenses reflects a lower required recognition of the cost of director retirement plans. The Company’s strategic plan to control noninterest expense still is in place.
     Income Tax Expense. Income tax expense was $45,000 higher during the three months ended September 30, 2005, when compared to the three months ended September 30, 2004 as a result of the increase in net income before taxes.
Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004
     General. Net income decreased by 11.1% to $2.4 million for the nine months ended September 30, 2005 compared to $2.7 million for the nine months ended September 30, 2004. The decrease was primarily due to an increase in the provision for loan losses.
     Interest Income. Total interest income for the nine months ended September 30, 2005 was $14.1 million compared to $13.3 million for 2004. Average interest earning assets increased $9.1 million and the yield on interest-earning assets improved by 13 basis points due to improvement in the mix of variable and fixed rate assets, increase in outstandings, and rate increases when compared to the same period in 2004. We continue to seek out more commercial real estate lending opportunities. Loans and investments are expected to continue repricing higher as rates continue to rise.

     Interest Expense. Total interest expense was $4.4 million for the nine months ended September 30, 2005 compared to $3.6 million during the same period in 2004. Average deposits decreased $2.3 million, but the cost of funds increased 31 basis points during the first three quarters of 2005, because of increases in market rates of interest, compared to the same period in 2004.
     Net Interest Income. Net interest income amounted to $9.8 million for the nine months ended September 30, 2005 and also for the nine months ended September 30, 2004. Net interest income remained constant because a 16 basis point decrease in average interest rate spread during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was offset by an increase in volume.
     Provision for Loan Losses. During the nine months ended September 30, 2005, we recorded a $715,000 provision for loan losses compared to a $50,000 provision during the same period in 2004. Nonperforming loans increased by $214,000 to $814,000 at September 30, 2005. As a result, nonperforming loans to total loans increased from .24% at December 31, 2004 to .33% at September 30, 2005 and the overall percentage of non-performing assets to total assets increased from .22% at December 31, 2004 to .26% at September 30, 2005. Although there was an increase in the provision, the allowance for loan losses to non-performing loans remained the same as total loans outstanding increased.
     Noninterest Income. Noninterest income remained constant during the first nine months of 2005 and to the first nine months of 2004. We recorded non-interest income of $4.1 million during both periods. Mortgage origination fees and other noninterest income accounted for a high level of non-interest income in both periods.
     Noninterest Expense. Noninterest expense decreased $134,000 during the first nine months of 2005 compared to the first nine months of 2004. The strategic plan initiated by management in 2002 remains in place to maintain control of expenses. An increase of $212,000 in salaries and benefits resulted from the hiring of additional personnel in the commercial area and rising costs of benefits. Also increases were reflected in equipment as the bank implemented a core system upgrade.
     Income Tax Expense. Income tax expense was $203,000 less during the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004 due to a decrease in income before taxes.
Liquidity and Capital Resources
     Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credits needs and the ability of the Company to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-earning liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short-term notice if needed.
     The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset and Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2005 were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.

     The consolidated statement of cash flows for the nine months ended September 30, 2005 and 2004 detail cash flows from operating, investing and financing activities. For the nine months ended September 30, 2005, net cash provided by operating activities was $4.7 million while financing activities provided $12.9 million. The net cash from financing activities reflects the proceeds of the stock offering and ESOP loan. Investing activities used $14.8 million of the funds provided resulting in a net increase in cash during the nine month period of $2.8 million.
     Total capital at September 30, 2005 was $69.2 million, which was a $30.1 million increase from the level at December 31, 2004. The Company completed a stock offering in June 29, 2005, which resulted in a $28.1 million increase in capital (after deducting the $4.4 million ESOP loan from the $32.5 million in net proceeds). The remaining increase reflects the $2.4 million in net income for the nine months partially offset by the increase in the unrealized losses in the Company’s securities portfolio.
     The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities. At September 30, 2005, the Bank had Tier 1 leverage capital of $53.1 million or 15.34% of adjusted quarterly average assets, which was $37.6 million above the 4.5% Georgia requirement. The Company contributed $16.3 million of the proceeds of the stock offering to the Bank on July 1, 2005. The following table reflects the Bank’s compliance at September 30, 2005 with Georgia and FDIC regulatory capital requirements.
Regulatory Capital Ratios for HeritageBank of the South at September 30, 2005:

					Minimum Required to
					Be Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Leverage requirement (Tier 1)(1) – FDIC	$53,142	15.34%	$13,856	4.00%	$17,319	5.00%
Leverage requirement (Tier 1)(1) – Georgia	53,142	15.34	15,587	4.50	n/a	n/a
Risk-based requirement (Tier 1) (2)	53,142	19.84	10,716	4.00	16,074	6.00
Risk-based requirement (Total 1) (2)	56,492	21.09	21,431	8.00	26,789	10.00

(1)	Based on adjusted quarterly average assets of $346.4 million for HeritageBank of the South.

(2)	Based on adjusted risk-weighted average assets of $267.9 million for HeritageBank of the South.

ITEM 3. CONTROLS AND PROCEDURES
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”) as of September 30, 2005, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures as currently in effect were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a — 15(f) under the Act) that occurred during the quarter ended September 30, 2005 that has materially affected, or is likely to materially affect our internal control over financial reporting.
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
The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management’s evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that is anticipated to be a required part of our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2007 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Regulation	Reference to
S–B	Prior Filing
Exhibit	or Exhibit Number
Number	Document	Attached Hereto
2	Stock Issuance Plan	**
3(i)	Charter of Heritage Financial Group	*
3(ii)	Bylaws of Heritage Financial Group	*
4	Stock Certificate	*
10.1	Employment Agreements:
(a)	(i)	O. Leonard Dorminey — Holding Company	**
(ii)	O. Leonard Dorminey — Bank	**
(b)	(i)	Tammy W. Burdette — Holding Company	**
(ii)	Tammy W. Burdette — Bank	**
(c)	Carol W. Slappey	**
14	Code of Conduct and Ethics	***
21	Subsidiaries of the Registrant	*
31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32

*	Filed as an exhibit to the Company’s Form SB–2 registration statement filed on March 25, 2005 (File No.333–123581) pursuant to Section 5 of the Securities Act of 1933.

**	Filed as an exhibit to Pre-effective Amendment No. 1 to the Company’s Form SB–2 registration statement filed on May 6, 2005 (File No.333–123581) pursuant to Section 5 of the Securities Act of 1933.

***	Filed as an exhibit to the Form 10-QSB Quarterly report for the quarterly period ended June 30, 2005.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP
	By:	/s/ O. Leonard Dorminey
Date: November 14, 2005		O. Leonard Dorminey
President and Chief Executive Officer

	By:	/s/ Tammy W. Burdette
Date:November 14, 2005		Tammy W. Burdette
Executive Vice-President and Chief Financial Officer