Form 10KSB
period 2005-12-31
Heritage Financial Group
filed 2006-03-30
CIK 1320002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51305
HERITAGE FINANCIAL GROUP
(Exact name of small business issuer as specified in its charter)

United States	45-0479535

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 W. Oglethorpe Boulevard, Albany, Georgia	31701

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (229) 883-5701
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.01 per share

(Title of Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
     The registrant’s revenues for the fiscal year ended December 31, 2005 were $24,578,000.
     As of March 17, 2006, there were issued and outstanding 11,241,250 shares of the registrant’s common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant on this date, computed by reference to the average of the bid and asked price of such stock, was $37.6 million, 3,233,655 shares at $11.64 per share. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
DOCUMENTS INCORPORATED BY REFERENCE
     Part III of Form 10-KSB – Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders.
     Transitional Small Business Disclosure Format (check one)YES ☐ NO ☑

PART I
Item 1. Description of Business
General
     Since being formed in February 2002, Heritage Financial Group (the “Company”) has not engaged in any business other than through our wholly owned subsidiary, HeritageBank of the South (“the Bank”) and the management of its cash and investment portfolio. We neither own nor lease any business property, but we use the premises, equipment and furniture of the Bank. We employ only persons who are executive officers of the Bank as our executive officers, and we also use the support staff of the Bank. We currently do not separately compensate any employees, although, in the future, we may hire additional employees if we expand our business at the holding company level.
     The Company completed an initial public offering on June 29, 2005. It sold 3,372,375 shares of common stock in that offering for $10.00 per share. The Company’s employee stock ownership plan (the “ESOP”) purchased 440,700 shares with the proceeds of a loan from the Company. The Company received net proceeds of $32.4 million in the public offering, 50% of which was contributed to the Bank and $4.4 million of which was lent to the ESOP for its purchase of shares in the offering. The Company has issued 7,868,875 shares of common stock to Heritage, MHC (“MHC”), so that MHC owns 70% of its outstanding common stock.
     The Bank was originally chartered in 1955 as a federal credit union, serving the marine base in Albany, Georgia. Over the years, it evolved into a full-service, multi-branch community credit union in Dougherty, Lee, Mitchell and Worth counties. It was converted from a federal credit union charter to a federal mutual savings bank charter in July 2001. The objective of that charter conversion was to better serve customers and the local community though the broader lending ability of a savings bank and to expand our customer base beyond the limited field of membership permitted for credit unions. In February 2002, the Company was formed as part of the reorganization into the two-tier mutual holding company structure. On January 1, 2005, the Bank converted to a Georgia state-chartered stock savings bank.
     The principal business of the Bank consists of attracting retail and commercial deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences, multi-family residences and commercial property and a variety of consumer and commercial business loans. Revenues from this business are derived principally from interest on loans and securities and fee income.
     The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market deposit and term certificate accounts and checking accounts. It solicits deposits in our market areas and, to a lesser extent from financial institutions nationwide. It has not accepted brokered deposits.
Forward Looking Statements
     This document, including information incorporated by reference, contains forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and identified in our filings with the Securities & Exchange Commission “the SEC” and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

•	further developments in the Company’s ongoing review of and efforts to resolve any problem credit relationships described in this report, which could result in, among other things, further downgrades of aforementioned loans, additional provisions to the loan loss reserve and the incurrence of other material non-cash and cash charges;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	inflation, interest rate, market and monetary fluctuations;

•	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute our products and services for products and services of our competitors;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	the impact of technological changes;

•	acquisitions;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.
     The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.
Market Area
     We intend to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Albany, Georgia and primarily serve Dougherty, Lee and Worth counties in Georgia. Our geographic market area for loans and deposits is principally Dougherty and Lee counties, though we have a presence in Worth County, and, to a lesser extent, the rest of southwest Georgia. We occasionally make loans beyond our market area to meet customer’s needs and develop business. We have a 15% deposit market share and a 35% mortgage market share in the Albany Metropolitan Statistical Area, ranking us first among all insured depository institutions in the area. As of June 30, 2005, we had a 19.2% market share of insured deposits in Dougherty County, 2.1% market share of insured deposits in Lee County and 9.3% market share of insured deposits in Worth County, ranking us first, ninth and fourth, respectively, in those counties, among all insured depository institutions.
     The local economy is historically based on manufacturing, but it has become more service-oriented in the last two decades. Median household income and per capita income for our market area are below the state and national averages, reflecting the urban nature of the market and limited availability of high paying white collar and technical jobs. As of December 2005, our market area reported an unemployment rate of 5.7%, as compared to the national average of 4.9%. Major employers in our market area include the United States Marine Corps Logistics Base, Phoebe Putney Memorial Hospital, Procter & Gamble, Calltech Communications, Albany State University, Palmyra Medical Centers and Miller Brewing Company.
     One of the major employers in this area over the past several years, Merck & Co., recently announced its plans to close its Albany, Georgia plant by the end of 2006. The effect that the closing of this plant will have on the local economy and the potential loss of bank customers resulting from the closing of the plant cannot be determined at this time.
Market Area Expansion
     On March 14, 2006, the Company and the Bank entered into an agreement with Ameris Bancorp (“Ameris”) and two of its banking subsidiaries. Under the agreement, the Company and the Bank will enter into a series of transactions with Ameris resulting in the Bank being able to lawfully operate a new branch in the state of Florida. The opening of the branch is subject to the receipt of regulatory approval and the completion of the transactions with Ameris. As part of the agreement, the Bank will make a $1 million payment to Ameris. The Bank is conducting a search to determine where in Florida it will locate the new branch.

Competition
     We face strong competition in originating commercial, real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Commercial business competition is primarily from local commercial banks.
     We attract our deposits through our branch office system and the Internet. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.
Internet Website
     the Company maintains a website at www.eheritagebank.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-KSB. The Company currently makes available on or through its website its Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K or amendments to these reports. These materials are also available free of charge on the Securities and Exchange Commission’s website at www.sec.gov.
Selected Consolidated Financial Information

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Selected Financial Condition Data:
Total assets	$363,797	$343,468	$335,668	$310,902	$293,218
Loans, net	250,493	235,275	240,794	227,490	229,448
Securities available for sale, at fair value:
U.S. government and agency securities	14,044	11,528	8,960	4,983	6,581
Corporate debt securities	3,786	4,364	2,965	3,617	—
Mortgage-backed securities	31,098	26,478	24,481	16,922	15,121
State, county and municipal	6,869	8,874	7,210	7,118	6,792
Equity and other investments	9,069	8,044	7,896	2,994	—
Federal Home Loan Bank stock, at cost	2,927	2,957	2,000	1,750	1,282
Deposits	238,640	248,543	255,321	237,294	215,786
Federal Home Loan Bank advances and other borrowings	50,000	51,000	40,000	35,000	42,890
Total equity	68,983	39,134	36,987	34,288	33,072

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Selected Operations Data:
Total interest income	$19,243	$17,780	$18,720	$19,591	$20,842
Total interest expense	5,935	4,898	5,853	6,756	9,200

Net interest income	13,308	12,882	12,867	12,835	11,642
Provision for loan losses	1,014	200	650	2,750	4,362

Net interest income after provision for loan losses	12,294	12,682	12,217	10,085	7,280

Fees and service charges	3,836	3,932	2,969	2,603	2,555
Gain (loss) on sales of investment securities	(5)	139	403	1,649	(11)
Other noninterest income	1,504	1,384	1,589	1,003	907

Total noninterest income	5,335	5,455	4,961	5,255	3,451
Total noninterest expense	13,584	13,054	13,849	12,932	12,169

Income (loss) before taxes and extraordinary items	4,045	5,083	3,329	2,407	(1,438)
Income tax provision (benefit)	1,095	1,550	1,053	839	(1)(1,164)

Net income (loss)	$2,950	$3,533	$2,276	$1,568	$(274)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.83%	1.04%	0.70%	0.52%	(0.10)%
Return on equity (ratio of net income to average equity)	5.18%	9.28%	6.39%	4.66%	(0.82	)% (1)
Return on assets, net of tax	0.83%	1.04%	0.70%	0.52%	(0.35	)% (1)
Return on equity, net of tax	5.18%	9.28%	6.39%	4.66%	(2.94)%
Dividend payout ratio	16.13%	—	—	—	—

Interest Rate Spread Information:
Average during period	3.86%	4.08%	4.14%	4.57%	4.45%
End of period	3.97%	3.92%	4.24%	4.60%	4.19%
Net interest margin(2)	4.15%	4.24%	4.31%	4.71%	4.35%
Operating expense to average total assets	3.81%	3.84%	4.28%	4.28%	4.33%
Average interest-earning assets to average interest-bearing liabilities	115.95%	110.10%	108.63%	109.00%	104.55%
Efficiency ratio(3)	72.86%	71.19%	77.68%	71.49%	80.63%

Asset Quality Ratios:
Nonperforming assets to total assets at end of period	0.25%	0.22%	0.26%	0.44%	1.51%
Nonperforming loans to total loans	0.33%	0.24%	0.19%	0.37%	1.22%
Allowance for loan losses to nonperforming loans	473.18%	525.71%	754.96%	402.00%	82.81%
Allowance for loans losses to net loans	1.44%	1.24%	1.43%	1.48%	1.01%
Net charge offs to average loans outstanding	0.15%	0.30%	0.24%	0.71%	1.94%

Capital Ratios:
Equity to total assets at end of period	18.96%	11.39%	11.02%	11.03%	11.28%
Average equity to average assets	15.98%	11.21%	11.02%	11.15%	11.86%

Other Data:
Number of full-service offices	6	6	7	8	8

(1)	The Bank was a federal credit union prior to June 2001 and was exempt from federal and state income tax. Had the Bank been subject to federal and state income taxes for the full fiscal year ended December 31, 2001, income tax expense (benefit), assuming an effective tax rate of 32.0%, would have been $(460,000) and net income (loss) would have been $(978,000).

(2)	Net interest income divided by average interest-earning assets.

(3)	Total noninterest expense as a percentage of net interest income plus non-interest income.

Lending Activities
     The following table presents information concerning the composition of the Bank’s loan portfolio in dollar amounts and in percentages (before deductions for allowances for losses) as of the dates indicated.

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate
One- to four-family	$74,121	29.17%	$74,324	31.20%	$77,342	31.66%	$61,389	26.59%	$74,910	32.32%
Multi-family	15,918	6.26	17,049	7.16	17,013	6.96	17,483	7.57	11,850	5.11
Commercial	37,985	14.95	38,581	16.19	42,112	17.24	44,908	19.45	25,187	10.87
Construction and development	16,505	6.50	8,248	3.46	11,382	4.66	11,489	4.98	11,861	5.12

Total real estate loans	144,529	56.88	138,202	58.01	147,849	60.52	135,269	58.58	123,808	53.41

Other loans

Consumer loans:
Student	1,110	0.44	1,190	0.50	1,307	0.54	1,721	0.75	1,899	0.82
Automobile	50,137	19.73	47,455	19.92	44,280	18.13	51,057	22.11	59,699	25.76
Home equity	15,591	6.14	13,837	5.81	12,807	5.24	12,420	5.38	11,739	5.06
Other	9,058	3.56	9,212	3.87	9,534	3.90	10,932	4.73	20,913	9.02

Total consumer loans	75,896	29.87	71,694	30.09	67,928	27.81	76,130	32.96	94,250	40.66

Commercial business loans	33,686	13.26	28,346	11.90	28,520	11.67	19,504	8.45	13,736	5.93

Total other loans	109,582	43.12	100,040	41.99	96,448	39.48	95,634	41.42	107,986	46.59

Total loans	254,111	100.00%	238,240	100.00%	244,297	100.00%	230,903	100.00%	231,794	100.00%

Less allowance for loan losses	3,618		2,965		3,503		3,413		2,346

	$250,493		$235,275		$240,794		$227,490		$229,448

     The following table shows the composition of the Bank’s loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed Rate Loans:
Real Estate
One- to four-family	$69,928	27.52%	$71,373	29.96%	$74,784	30.61%
Multi-family	15,113	5.95	16,385	6.88	15,885	6.50
Commercial	26,293	10.35	33,562	14.09	34,888	14.28
Construction and development	8,299	3.27	3,687	1.55	4,293	1.76

Total real estate loans	119,633	47.08	125,007	52.48	129,850	53.15
Consumer	55,970	22.02	53,908	22.63	51,827	21.21
Commercial business	12,098	4.76	9,073	3.81	6,497	2.66

Total fixed-rate loans	187,701	73.86	187,988	78.90	188,174	77.02

Adjustable Rate Loans:
Real Estate
One- to four-family	4,193	1.65	2,951	1.24	2,558	1.05
Multi-family	805	0.32	664	0.28	1,128	0.46
Commercial	11,692	4.60	5,018	2.11	7,223	2.96
Construction and development	8,206	3.23	4,562	1.91	7,089	2.90

Total real estate loans	24,896	9.80	13,195	5.54	17,998	7.37
Consumer	19,926	7.84	17,785	7.47	16,101	6.59
Commercial business	21,588	8.50	19,272	8.09	22,024	9.02

Total adjustable rate loans	66,410	26.14	50,252	21.10	56,123	22.98

Total loans	254,111	100.00%	238,240	100.00%	244,297	100.00%

Less allowance for loan losses	3,618		2,965		3,503

Total loans, net	$250,493		$235,275		$240,794

     The following schedule illustrates the contractual maturity of the Bank’s loan portfolio at December 31, 2005. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
			Multi-Family and
	One-to-Four Family		Commercial		Construction		Consumer		Commercial Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During Years Ending		Average		Average		Average		Average		Average		Average
December 31, (1)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Anytime	$419	6.62%	$1,983	6.34%	$652	6.06%	$664	14.61%	$125	7.65%	$3,843	7.79%
2006	6,941	7.18	14,006	7.03	11,114	7.47	4,143	8.60	14,891	7.65	51,095	7.45
2007	3,982	6.47	14,093	6.33	1,099	6.23	6,256	8.96	1,071	6.98	26,501	6.99
2008 and 2009	10,748	6.74	22,504	6.52	2,664	6.85	22,143	7.24	12,419	6.93	70,478	6.86
2010 and 2011	4,811	7.06	900	6.56	209	8.17	27,170	6.65	3,428	7.56	36,518	6.80
2012 to 2026	30,717	6.22	417	6.98	767	7.78	15,520	8.05	1,752	7.25	49,173	6.87
2027 and following	16,503	5.62	—	—	—	—	—	—	—	—	16,503	5.62

Total	$74,121		$53,903		$16,505		$75,896		$33,686		$254,111

(1)	The total amount of loans due after December 31, 2006 which have predetermined interest rates is $165 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $34 million.

(2)	Includes demand loans, loans having no stated maturity and overdraft loans.

     Lending authority. The Bank has established lending limits for its officers. Loans up to $200,000 may be approved by senior loan officers. The President of the Bank and the Chief Operating Officer of the Bank may each approve loans up to $300,000. The commercial manager may make and approve loans up to $500,000. The Chief Executive Officer of the Bank may make or approve loans up to $1,000,000, and the Senior Credit Officer may approve loans up to $1,000,000. The Chief Executive Officer and the Senior Credit Officer may jointly approve loans up to $2.5 million and the Executive Loan Committee may approve loans up to $3.0 million. Loans over these amounts or outside our general underwriting guidelines must be approved by the board of directors.
     Effective January 1, 2005, we became subject to the lending limit established under Georgia law for loans to one borrower and the borrower’s related entities. See “How We Are Regulated — the Bank — Georgia Regulation.” Based on our capital level at December 31, 2005, the maximum amount under Georgia law that we could loan to any one borrower and the borrower’s related entities was $11.5 million for fully secured loans (including loans secured by real estate for which we have an independent appraisal) and $6.9 million for all other loans. Internally, we have set limits of $7.5 million for fully secured loans and $4.5 million for all other loans to any one borrower and the borrower’s related entities.
     Major loan customers. Our five largest lending relationships are with commercial borrowers and total $23.6 million in the aggregate, or 9.3% of our $254.1 million loan portfolio at December 31, 2005. The largest relationship consists of $5.2 million in loans to a retail pharmacy business, primarily secured by real estate. The next four largest relationships at December 31, 2005, were $4.7 million secured by various residential rental properties, $4.6 million secured by an aviation business, $4.6 million secured by various real estate ventures, and $4.5 million secured by various residential and commercial rental properties. At December 31, 2005, we had 11 other lending relationships that exceeded $2.0 million, for a total of $28.2 million, or 11.1% of our total loan portfolio. All of these loans were current as of December 31, 2005.
     One- to Four-Family Residential Real Estate Lending. We originate loans secured by first mortgages on one- to four-family residences in our lending area, and on occasion, outside our lending area for customers whose primary residences are within our lending area. The majority of these loans are originated for funding by another lender. During 2002 and 2003, this type of lending increased because of increased demand for refinancing and our decision, in 2003, to originate more fixed-rate residential loans for our portfolio. In 2004, this loan demand decreased, primarily due to a decrease in refinancing activity, and we reduced the amount of mortgage loans originated for our portfolio, though we continued to originate loans for funding by another lender. In 2005, we ceased originating 15 and 30 year one- to four-family residential loans for our own portfolio. At December 31, 2005, we had $74.1 million, or 29.2% of our loan portfolio in one- to four-family residential loans. Of these, $70.0 million were fixed-rate loans and $4.1 million were adjustable rate loans.
     We generally underwrite our one- to four-family owner-occupied loans based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, we lend up to 90% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure below 80%. Properties securing our one- to four-family loans are appraised by independent fee appraisers approved by the board of directors. We require our borrowers to obtain title insurance and hazard insurance, and flood insurance, if necessary.
     We currently originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Fixed-rate loans have a five year term, with a balloon payment and a 15- to 30-year amortization calculation.
     Adjustable-rate mortgage, or ARM, loans are generally offered with annual repricing with a maximum annual rate change of 1% and maximum overall rate change of 4%. We use a variety of indices to reprice our ARM loans. Our ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment of the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. Our ARM loans are written using generally accepted underwriting guidelines. ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. The majority of these loans were originated during 2002 and 2003, as rates were decreasing. Rates have increased in 2005 and 2004, but we have not experienced significant delinquencies.
     We no longer originate one- to four-family loans that are assumable. However, our portfolio does contain one- to four-family loans that are assumable, subject to our approval, and may contain prepayment penalties. Due mainly, however, to the generally large loan size, these loans may not be readily saleable to Freddie Mac or Fannie Mae, but are saleable to other private investors. Our real estate loans contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the collateral.

     We generally underwrite our non- owner-occupied, one- to four-family loans primarily based on a 1.25% debt service coverage, though we also consider the applicant’s creditworthiness and the appraised value of the property. Presently, we lend up to 85% of the lesser of the appraised value or purchase price for the residence. These loans are offered with a fixed rate or an adjustable rate using the prime rate as the index. These loans have terms of up to 15 years and are not assumable. We generally obtain title opinions from our counsel regarding these properties.
     Commercial and Multi-Family Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, and a limited amount of small retail establishments, hotels, motels, warehouses and small office buildings located in our market areas. At December 31, 2005, multi-family and commercial real estate loans totaled $15.9 million and $38.0 million or 6.26% and 14.95%, respectively, of our gross loan portfolio.
     Our loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate over a three-or five-year term with a balloon payment based on a 15 year amortization. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on our multi-family and commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan.
     Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We generally require personal guarantees of the borrowers and an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state certified or licensed fee appraisers approved by the board of directors, with a second independent appraisal review performed if the loan exceeds $500,000.
     We generally do not maintain a tax or insurance escrow account for loans secured by multi-family and commercial real estate. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is generally required to provide periodic financial information.
     Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.
     Construction and Development Lending. Our construction loan portfolio consists of loans for the construction of one- to four-family residences, multi-family residences and commercial properties. Construction lending generally affords us an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, construction loans are generally made with adjustable rates of interest for six to nine month terms, with interest-only payments due during the construction period. At December 31, 2005, we had $16.5 million in construction loans outstanding, representing 6.5% of our gross loan portfolio and consisting of $4.7 million in construction loans for one- to four-family residences and commercial properties being constructed and $11.8 million in acquisition and development loans to builders for the development of lots for future residential and commercial construction.
     Construction loans also involve additional risks because funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan-to-value ratios. We fund our construction loans based on percentage of completion as determined by physical property inspections. Acquisition and development loans are required to be paid down as lots are sold, though on an accelerated basis so that we are repaid before all the lots are sold. See also the discussion under the headings “- Classified Assets” and “- Loan Delinquencies and Defaults” below.

     Commercial Business Lending. At December 31, 2005, commercial business loans totaled $33.7 million or 13.3% of our gross loan portfolio. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than more traditional single family loans.
     Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and, therefore, are of higher risk. Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. This collateral may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions).
     Our management recognizes the generally increased risks associated with our commercial business lending. Our commercial lending policy emphasizes complete credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Review of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. In addition, we generally obtain personal guarantees from the borrowers on these types of loans. The majority of the Bank’s commercial loans have been to borrowers in southwestern Georgia. We intend to continue our commercial lending in this geographic area.
     Consumer Lending. We offer a variety of secured consumer loans, including home equity lines of credit, new and used auto loans, boat and recreational vehicle loans, and loans secured by deposit accounts. We also offer a limited amount of unsecured loans. We originate our consumer loans primarily in our market areas. At December 31, 2005, our consumer loan portfolio totaled $75.9 million, or 29.9% of our gross loan portfolio.
     Our home equity lines of credit totaled $15.6 million, and accounted for 6.1% of our gross loan portfolio at December 31, 2005. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. Home equity lines of credit generally have a 15-year draw period and require the payment of 1.5% of the outstanding loan balance per month during the draw period, which may be reborrowed at any time during the draw period. We also offer a 15-year home equity line of credit that requires interest-only payments for the first five years, then fully amortizing payments over the remaining 10 years of the loan. At December 31, 2005, unfunded commitments on home equity lines of credit totaled $10.0 million. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.
     We originate auto loans on a direct and indirect basis. Auto loans totaled $50.1 million at December 31, 2005, or 19.7% of our gross loan portfolio of which $18.3 million was direct loans and $31.8 million was indirect loans. We have relationships with 36 car dealerships for indirect lending under an arrangement providing a reserve fee to the referring dealer. Most of our indirect car loans are made with three of these dealerships. This indirect lending is highly competitive, however, our ability to provide same day funding makes our product more competitive. Auto loans may be written for up to six years and usually have fixed rates of interest. Loan-to-value ratios are up to 100% of the sales price for new autos and 100% of retail value on autos, based on valuation from official used car guides.
     Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
     Consumer loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Loan Originations, Purchases, Sales, Repayments and Servicing
     We originate one- to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers. Walk-in customers and referrals from existing customers are also important sources of loan originations. Since our conversion to a federal thrift in 2001, we have been able to expand our target market to include individuals who were not members of the credit union and have increased the number and amount of commercial real estate and commercial business loan originations.
     While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by competition and the interest rate environment. Loans and participations purchased must conform to our underwriting guidelines or guidelines acceptable to the management loan committee. Furthermore, during the past few years, we, like many other financial institutions, experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.
     We have an agreement with a mortgage lender, pursuant to which we originate residential mortgage loans for that lender in accordance with its policies, terms and conditions and forward the loan package to that lender for closing and funding. We charge the borrower an origination fee for processing the borrower’s application in accordance with the lender’s specifications. We also may earn a premium on these loans based on the difference between the rate on the loan and the lock-in rate accepted by the lender. During 2005, we originated $37.7 million of mortgage loans for that lender and generated approximately $404,000 of loan origination fees on these loans.
     In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees for late payments totaled $157,000, $151,000 and $178,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Asset Quality
     When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by residential real estate, a late notice is sent 15 and 30 days after the due date, and the borrower is contacted by phone beginning 16 days after the due date. When the loan is 31 days past due, a delinquency letter is mailed to the borrower. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the account becomes 60 days delinquent and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. If foreclosed, we take title to the property and sell it directly through a real estate broker.
     Delinquent consumer loans are handled in a similar manner, except that appropriate action may be taken to collect any loan payment that is delinquent for more than 15 days. Follow-up contacts are generally on an accelerated basis compared to the mortgage loan procedure. Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.
     Delinquent commercial business loans and loans secured by multi-family and commercial real estate are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. The collection department also works with the commercial loan officers to see that necessary steps are taken to collect delinquent loans. In addition, we have an officer loan committee that meets at least twice a month and reviews past due and criticized loans, as well as other loans that management feels may present possible collection problems. If an acceptable workout of a delinquent commercial loan cannot be agreed upon, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.

     Delinquent Loans. The following table sets forth our loan delinquencies by type, number and amount at December 31, 2005.

	Loans Delinquent For:
	60-90 Days			90 Days and Over			Total Delinquent Loans
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands
Real Estate:
One- to four-family	2	$112	0.15%	1	$98	0.13%	3	$210	0.28%
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	1	198	0.52	1	198	0.52
Construction and development	—	—	—	—	—	—	—	—	—
Consumer	11	88	0.12	24	198	0.26	35	286	0.38
Commercial business		—	—	—	—	—	—	—	—

Total	13	$200	0.08%	26	$494	0.19%	39	$694	0.27%

     Non-performing Assets. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. At all dates presented, we had no accruing loans more than 90 days delinquent and no troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Nonaccruing Loans:
One- to four-family	$102	$62	$130	$182	$363
Multi-family	—	—	—	—	—
Commercial	241	201	—	—	—
Construction and development	—	—	—	—	1,711
Consumer	524	301	334	483	746
Commercial business	—	—	—	184	13

Total	867	564	464	849	2,833

Foreclosed Assets:
One- to four-family	44	127	337	370	273
Multi-family	—	—	—	—	1,244
Commercial	—	—	—	—	—
Construction and development	—	—	—	—	—
Consumer	15	74	85	151	80
Commercial business	—	—	—	—	—

Total	59	201	422	521	1,597

Total nonperforming assets	$926	$765	$886	$1,370	$4,430

Total as a percentage of total assets	0.25%	0.22%	0.26%	0.44%	1.51%

     As of December 31, 2005, the level of nonperforming assets is primarily attributable to our commercial real estate and consumer lending activities. Commercial and consumer loans generally involve significantly greater credit risks than single-family residential lending. For a discussion of significant nonperforming assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     For the year ended December 31, 2005, there was approximately $55,000 gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms. No amount was included in interest income on these loans for this period.
     Other Loans of Concern. In addition to the nonperforming assets set forth in the table above, as of December 31, 2005, there was also an aggregate of $1.3 million of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses.
     Approximately $1 million of these loans of concern represent consumer bankruptcies. Bankruptcies are handled by our collection area. These loans are typically secured by adequate collateral, and repayment agreements have been established and followed. We charge off unsecured bankrupt accounts within 60 days of filing. We experienced an increase in bankruptcy filings in 2005 prior to the new federal bankruptcy law becoming effective. Consumer loans that are 60 days or more past due carry an allowance for loan losses of 15%. Consumer loans 90 days or more past due carry an allowance calculation of 50% and any loans 120 days or more past due are fully reserved. These percentages are based on the Interagency policy statement on the allowance for loan and lease losses, subject to compliance with generally accepted accounting principles.
     Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
     When an institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance, which may order the establishment of additional general or specific loss allowances.
     We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2005, we had $6.5 million of our assets classified as substandard, and no loans classified as doubtful or loss. All of our nonperforming assets, $900,000 at December 31, 2005, were included in our classified assets in the substandard category. The total amount classified represented 9.5% of our equity capital and 1.8% of our assets at December 31, 2005. The increase in classified loans at December 31, 2005 compared with 2004, resulted from management’s procedures for grading loans and assessing risk in the loan portfolio. These changes were made to better identify the risks inherent in our loan portfolio, and resulted in more loans being classified during 2005.

     Provision for Loan Losses. We recorded a provision for loan losses for the year ended December 31, 2005 of $1 million, compared to $200,000 for the year ended December 31, 2004. The provision for loan losses is charged to income to provide adequate allowance for loan losses to reflect probable incurred losses based on the factors discussed below under “— Allowance for Loan Losses.” The provision for loan losses for the year ended December 31, 2005 was based on management’s review of such factors which indicated that the allowance for loan losses reflected probable incurred losses in the loan portfolio as of the year ended December 31, 2005. For a more detailed analysis of the increased provision for loan losses in 2005, see “Provision for Loan Losses” included in Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses in the loan portfolio. The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Geographic peer group data is obtained by general loan type and adjusted to reflect known differences between peers and the Bank, such as loan seasoning, underwriting experience, local economic conditions and customer characteristics. More complex loans, such as multi-family and commercial real estate loans and commercial business loans, are evaluated individually for impairment, primarily through the evaluation of collateral values.
     At December 31, 2005, our allowance for loan losses was $3.6 million or 1.4% of the total loan portfolio with no specific reserves. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolios. The allowance is discussed further in Notes 1 and 3 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

     The following table sets forth an analysis of our allowance for loan losses.

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Balance at beginning of period	$2,965	$3,503	$3,413	$2,346	$2,356

Charge-offs:
One- to four-family	27	60	62	141	81
Multi-family	—	—	—	129	2,690
Commercial real estate	—	369	—	25	—
Construction and development	—	—	—	115	—
Consumer	567	557	710	1,352	1,162
Commercial business	—	4	182	264	664

	594	990	954	2,026	4,597

Recoveries:
One- to four-family	8	1	5	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and development	—	—	—	50	—
Consumer	224	247	291	293	225
Commercial business	—	4	98	—	—

	232	252	394	343	225

Net charge-offs	362	738	560	1,683	4,372

Additions charged to operations	1,015	200	650	2,750	4,362

Balance at end of period	$3,618	$2,965	$3,503	$3,413	$2,346

Ratio of net charge-offs during the period to average loans outstanding during period	0.24%	0.30%	0.24%	0.71%	1.94%

Ratio of net charge-offs during the period to average nonperforming assets	43.46%	96.47%	63.21%	122.85%	98.69%

Allowance as a percentage of nonperforming loans	473.18%	525.71%	754.96%	402.00%	93.65%

Allowance as a percentage of total loans (end of period)	1.42%	1.24%	1.43%	1.48%	1.01%

     The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2005			2004			2003			2002
			Percent			Percent			Percent			Percent
			of Loans			of Loans			of Loans			of Loans
		Loan	in Each		Loan	in Each		Loan	in Each		Loan	in Each
	Amount of	Amounts	Category	Amount of	Amounts	Category	Amount of	Amounts	Category	Amount of	Amounts	Category
	Loan Loss	By	to Total	Loan Loss	By	to Total	Loan Loss	By	to Total	Loan Loss	By	to Total
	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans
Secured by one-to four- family residential real estate	$983	$74,121	29.17%	$378	$74,324	31.20%	$355	$77,342	31.66%	$220	$61,389	26.59%

Secured by multi- family residential real estate	166	15,918	6.26	387	17,049	7.16	313	17,013	6.96	241	17,483	7.57

Secured by commercial real estate	711	37,985	14.95	713	38,851	16.19	1,029	42,112	17.24	1,187	44,908	19.45

Construction and development	218	16,505	6.50	112	8,248	3.46	251	11,382	4.66	150	11,489	4.98

Consumer	858	75,896	29.87	756	71,694	30.09	850	67,928	27.81	992	76,130	32.97

Commercial business	682	33,686	13.26	434	28,346	11.90	568	28,520	11.67	450	19,504	8.45

Unallocated	—	—	—	185	—	—	137	—	—	173	—	—

Total	$3,618	$254,111	100.00%	$2,965	$238,242	100.00%	$3,503	$244,297	100.00%	$3,413	$230,903	100.00%

Investment Activities
     Georgia savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal, state and local agencies and jurisdictions, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, Georgia savings banks also may invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a Georgia savings banks is otherwise authorized to make directly. See “How We Are Regulated — the Bank— Georgia Regulation” for a discussion of additional restrictions on our investment activities.
     The controller/investment officer has the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the Chief Financial Officer. The controller/investment officer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
     The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset and Liability Management and Market Risk.”
     Our investment securities currently consist of mortgage-backed securities, federal agency securities, mutual fund investments, state and local government securities and corporate debt securities. See Note 2 of the Notes to Consolidated Financial Statements. The corporate debt was acquired to increase the yield in our investment securities portfolio.

     As a member of the Federal Home Loan Bank of Atlanta, we had $2.9 million in stock of the Federal Home Loan Bank of Atlanta at December 31, 2005. For the year ended December 31, 2005, we received $114,000 in dividends from the Federal Home Loan Bank of Atlanta.
     The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. Our securities portfolio at December 31, 2005, did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2005		2004		2003
	Carrying	% of	Carrying	% of	Carrying	% of
	Value	Total	Value	Total	Value	Total
	(Dollars in Thousands)
Securities available for sale:
U. S. government and federal agency securities	$14,044	21.65%	$11,528	19.44%	$8,960	17.39%
Corporate debt securities (1)	3,786	5.84	4,364	7.36	2,965	5.76
Mortgage-backed securities	31,098	47.94	26,478	44.66	24,481	47.52
State, county and municipal securities	6,869	10.59	8,874	14.97	7,210	14.00
Equity and other (2)	9,069	13.98	8,044	13.57	7,896	15.33

	$64,866	100.00%	$59,228	100.00%	$51,512	100.00%

Other earning assets:
Interest-bearing deposits with banks	$1,387	12.46%	$421	2.60%	$395	4.40%
Federal funds sold	6,820	61.25	12,783	79.10	6,593	73.35
FHLB stock	2,927	26.29	2,957	18.30	2,000	22.25

	$11,134	100.00%	$16,161	100.00%	$8,988	100.00%

(1)	Includes $2.0 million in non-rated debt securities issued by United Community Banks, Inc. in Georgia, $0.9 million in Ford Motor Credit bonds rated Baaa3, $0.8 million in General Motors bonds rated Ba2 and $0.2 million in Sears Roebuck Acceptance Corp. bonds rated Ba1.

(2)	Consists primarily of an investment in a mutual fund that invests in adjustable rate mortgages.

     The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock, as of December 31, 2005 are indicated in the following table. Yields on tax exempt obligations have not been computed on a tax equivalent basis.

	Less than One Year		One to Five Years		Over Five to Ten Years		Over Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
Securities Available for Sale:
U.S. government and agency securities	$—	—%	$4,625	4.00%	$9,763	4.83%	$—	—%	$14,388	4.54%	$14,044
Corporate debt securities	—	—	—	—	3,265	6.40	1,224	7.28	4,489	6.64	3,786
Mortgage-backed securities	—	—	3,111	3.48	1,330	4.57	27,661	4.29	32,102	4.23	31,098
State, county and municipal	—	—	481	3.12	2,933	3.73	3,536	3.87	6,950	3.76	6,869
Equity and other	—	—	—	—	—	—	—	—	9,435	3.69	9,069

Total investment securities	$—	—%	$8,217	3.75%	$17,291	4.90%	$32,421	4.36%	$67,364	4.33%	$64,866

Sources of Funds
     General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.
     Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings and checking accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits primarily in our market areas and from financial institutions and do not accept or have brokered deposits. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.
     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset and liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.
     Under regulations of the Board of Governors of the Federal Reserve System, we are required to maintain noninterest bearing reserves at specified levels against our transaction accounts, primarily checking and NOW accounts. At December 31, 2005, the Bank was in compliance with these federal reserve requirements and, as a result, would have been deemed to be in compliance with a similar reserve requirement under Georgia law.

     The following tables set forth the average dollar amount of deposits in the various types of interest-bearing deposit programs we offered during the years indicated and the average rate paid on these accounts.

	December 31,
	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Interest-bearing deposits:

Interest-bearing demand deposits and NOW accounts	$46,062	0.75%	$50,922	0.68%	$44,034	1.07%
Savings and money market accounts	88,624	0.91	87,607	0.67	92,014	1.25
Time deposits	97,457	2.96	96,771	2.41	102,572	2.79

Total interest bearing deposits	$232,143	1.73%	$235,300	1.39%	$238,620	1.83%

Time deposits

	Maturity
	3 Months	Over 3-6	Over 6-12	Over 12
	or Less	Months	Months	Months	Total Total
	(In Thousands)
Time deposits of less than $100,000	$11,919	$9,697	$21,136	$21,768	$64,520
Time deposits of $100,000 or more	4,309	4,359	13,996	10,819	33,483

Total time deposits	$16,228	$14,056	$35,132	$32,587	$98,003

     Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Since converting from a credit union in 2001, our borrowings have consisted of advances from the Federal Home Loan Bank of Atlanta. See Note 8 of the Notes to Consolidated Financial Statements.
     We may obtain advances from the Federal Home Loan Bank of Atlanta upon the security of certain of our mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. At December 31, 2005, we had $50.0 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $36.1 million from the Federal Home Loan Bank of Atlanta.
     We also have the ability to borrow up to $6.5 million from the Bankers Bank, pursuant to renewable lines of credit. We do not expect to utilize this source for funds prior to utilizing all borrowing capacity at the Federal Home Loan Bank of Atlanta.
     The Bank is authorized to borrow from the Federal Reserve Bank of Atlanta’s “discount window” after it has exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings. We have never borrowed from our Federal Reserve Bank.

     The following table sets forth the maximum month-end balance and average balance of borrowings for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Maximum Balance
Federal Home Loan Bank advances	$51,000	$51,000	$40,000

Average Balance
Federal Home Loan Bank advances	$45,821	$42,110	$37,769

Average interest rate paid during the year	4.15%	3.85%	3.88%

End of Year Balance
Federal Home Loan Bank advances	$50,000	$51,000	$40,000

Weighted average interest rate of Federal Home Loan Bank advances	4.40%	3.85%	$3.88%

Subsidiary and Other Activities
     The Bank is engaged in the sale of securities and insurance products to customers through an agreement with a third-party broker-dealer, at a location separate from any of our deposit-taking facilities. During the year ended December 31, 2005, we earned $619,000 in fees and commissions from this activity. This activity is conducted in accordance with applicable provisions of federal and state insurance and securities laws.
     The Bank has one active subsidiary, Heritage Real Estate Holdings, which holds real property acquired as possible office locations. Its current holdings include two residential duplexes valued at $269,000 at December 31, 2005, and currently rented for an aggregate of $24,000 per year. This property is no longer designated for use as office property and is expected to be sold within the next two years. This subsidiary also owns 50 percent of an office building, a portion of which is used by us for the conduct of our sale of securities and insurance products. We may utilize additional space in that building for administrative offices.
How We Are Regulated
     Set forth below is a brief description of certain laws and regulations that are applicable to the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

     Legislation is introduced from time to time in the United States Congress and Georgia General Assembly that may affect the operations of the Company and the Bank. In addition, the regulations governing the Company and the Bank may be amended from time to time by the Georgia Department of Banking and Finance, the FDIC, the Office of Thrift Supervision or the SEC, as appropriate. Any such legislative or regulatory changes in the future could adversely affect the Company and the Bank. No assurance can be given as to whether or in what form any such changes may occur.
     HeritageBank of the South. The Bank, as a Georgia savings bank is subject to regulation and periodic examination by the Georgia Department of Banking and Finance and the FDIC. This regulation extends to all aspects of its operations. The Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to the Company. See “- Regulatory Capital Requirements” and “- Limitations on Dividends and Other Capital Distributions.” State and federal laws and regulations prescribe the investment and lending authority and activities of Georgia savings banks. The FDIC also insures the deposits of the Bank to the maximum extent permitted by law. This regulation of the Bank is intended for the protection of depositors and the insurance of accounts fund and not for the purpose of protecting stockholders.
Georgia Regulation. The Bank is subject to extensive regulation and supervision by the Georgia Department of Banking and Finance, including the ability to initiate enforcement actions. The Georgia Department of Banking and Finance regularly examines the Bank, often jointly with the FDIC. As a Georgia savings bank, we are required to have no more than 50% of our assets in commercial real estate and business loans. We are in compliance with this requirement. Our lending and investment authority and other activities are governed by Georgia law and regulations and polices of the Georgia Department of Banking and Finance. We are subject to a statutory lending limit for aggregate loans to one person or a group of persons combined because of certain common interests. That limit is 15% of our statutory capital base, except for loans fully secured by good collateral or ample security, which includes real estate with an independent appraisal, in which case that limit is increased to 25%. Our statutory capital base consists of our stock, paid-in-capital and surplus, capital debt and appropriated retained earnings, which is that portion of our retained earnings designated by the board of directors as not available for dividends. We have not appropriated any retained earnings. Our lending limit under Georgia law as of December 31, 2005 was $11.5 million secured and $6.9 million unsecured. We have no loans in excess of our lending limit. Georgia law also limits our ability to invest in real estate, including a limit on fixed assets of 60% of our statutory capital base, except for temporary grants of authority to exceed that limit granted by the Department of Banking and Finance.
Insurance of Accounts and Regulation by the FDIC. The FDIC regularly examines the Bank and prepares reports for the consideration of the Bank’s board of directors on any deficiencies that it may find in the Bank’s operations. The Bank generally must notify or obtain the approval of the FDIC if it or any of its subsidiaries intend to engage in activities not authorized for national banks. The FDIC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan. The FDIC also has the authority to initiate enforcement actions against the Bank.
The FDIC’s oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 and the anti-money laundering provisions of the USA Patriot Act. The Gramm-Leach-Bliley privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to “opt out” of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.
The Bank is a member of the Savings Association Insurance Fund, which is administered by the FDIC. The FDIC insures deposits up to the applicable limits, and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC may terminate deposit insurance if it determines that the insured institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     Heritage Financial Group and Heritage, MHC. As the holding companies of a Georgia savings bank, the Company and MHC are subject to regulation and examination by the Georgia Department of Banking and Finance. This state regulation includes the imposition of capital requirements and limits on dividend payments. See “- Regulatory Capital Requirements” and “- Limitations on Dividends and Other Capital Distributions.” As savings association holding companies, the Company and MHC also are subject to regulation and examination by the Office of Thrift Supervision. The terms of the Company’s charter is prescribed by the Office of Thrift Supervision and requires us to only pursue any or all of the lawful objectives and powers of the subsidiary of a mutual holding company.
Regulation by the Office of Thrift Supervision. Pursuant to regulations of The Office of Thrift Supervision, the Company and MHC are subject to regulation, supervision and examination by the Office of Thrift Supervision. Under regulations of the Office of Thrift Supervision, MHC must own a majority of outstanding shares of the Company in order to qualify as a mutual holding company. Applicable federal law and regulations limit the activities of the Company and MHC and require the approval of the Office of Thrift Supervision for any acquisition or divestiture of a subsidiary, including another financial institution or holding company thereof.
Generally, transactions between the Bank and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the Bank’s capital. In addition, the Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Company and MHC are affiliates of the Bank.
Under federal law, if the Bank fails the qualified thrift lender test, the Company and MHC must obtain the approval of the Office of Thrift Supervision prior to continuing, directly or through other subsidiaries, any business activity other than those approved for multiple savings association holding companies or their subsidiaries. In addition, within one year of such failure, MHC and the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The qualified thrift lender test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2005, the Bank met the test.
Under regulations of the Office of Thrift Supervision, MHC, may convert to the stock form of ownership, though it has no current intention to do so. In a stock conversion, the members of MHC would have a right to subscribe for shares of stock in a new company that would own MHC’s shares in the Company. In addition, each share of stock in the Company not owned by MHC, would be converted into shares in that new company in an amount that preserves the holders percentage ownership.
Georgia Regulation. The Georgia Department of Banking and Finance has supervisory and examination authority over the Company and MHC. Under this authority, there are limits on the amount of debt that can be incurred by the holding companies, and they must file periodic reports and annual registration forms.
     Regulatory Capital Requirements for the Bank. The Bank is required to maintain minimum levels of regulatory capital under regulations of the FDIC. It became subject to these capital requirements on January 1, 2005, when it became a Georgia savings bank. These regulations established two capital standards, a leverage capital requirement and a risk-based capital requirement.
     The capital standards require Tier 1 capital equal to at least 3.0% of total assets for the strongest institutions with the highest examination rating and 4.0% of total assets for all other institutions, unless the FDIC requires a higher level based on the particular circumstances or risk profile of the institution. Tier 1 capital generally consists of equity capital, with certain adjustments, including deducting most intangibles. At December 31, 2005, the Bank had no intangibles included in Tier 1 capital. At December 31, 2005, the Bank had Tier 1 capital equal to $53.6 million, or 15.6% of total average assets, which is $39.9 million above the minimum requirement of 4.0%.

     The FDIC also requires the Bank to have Tier 1 capital of at least 4.0% of risk weighted-assets and total capital of at least 8.0% of risk-weighted assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. Total capital consists of Tier 1 capital, as defined above, and Tier 2 capital, which consists of certain permanent and maturing capital instruments that do not qualify as Tier 1 capital and of the allowance for possible loan and lease losses up to a maximum of 1.25% of risk-weighted assets. Tier 2 capital may be used to satisfy these risk-based requirements only to the extent of Tier 1 capital. At December 31, 2005, the Bank had $280.0 million in risk-weighted assets, $53.4 million in Tier 2 capital and $57.1 million in total capital. The FDIC is authorized to require the Bank to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities. On December 31, 2005, the Bank had Tier 1 capital of 19.6% of risk-weighted assets and total capital of $57.1 million or 20.8% of risk-weighted assets. These amounts were $42.7 million and $35.2 million, respectively, above the 4.0% and 8.0% requirement.
     The FDIC is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet their capital requirements. The FDIC is generally required to take action to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4% leverage capital ratio, a 4% Tier 1 risked-based capital ratio or an 8.0% total risk-based capital ratio. Any such institution must submit a capital restoration plan and until such plan is approved by the FDIC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The FDIC is authorized to impose the additional restrictions.
     Any institution that fails to comply with its capital plan or has Tier 1 risk-based or leverage capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered “significantly undercapitalized” and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution with tangible equity to total assets of less than 2% is “critically undercapitalized” and becomes subject to further mandatory restrictions on its. The FDIC generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the FDIC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.
     Institutions with at least a 4% leverage capital ratio, a 4% Tier 1 risked-based capital ratio and an 8.0% total risk-based capital ratio are considered “adequately-capitalized.” An institution is deemed “well-capitalized” institution if it has at least a 5% leverage capital ratio, a 6% Tier 1 risked-based capital ratio and an 10.0% total risk-based capital ratio. At December 31, 2005, the Bank was considered a “well-capitalized” institution.
     Georgia imposes a capital requirement based on the leverage capital requirement of the FDIC. A Georgia savings bank must have at least a 4.5% leverage capital ratio, though the department of banking and Finance can impose a higher requirement for the specific circumstances and risks of the institution. Many banks are required to have a 5.5% ratio to address these specific circumstances and risks, and any bank with a less than 5.5% leverage capital ratio must submit a two-year capital plan with the Georgia Department of Banking and Finance.
     Regulatory Capital Requirements for Heritage Financial Group. The Company is required to maintain a certain level of capital under a policy of the Georgia Department of Banking and Finance. That policy imposes a Tier 1 capital to total assets capital ratio of 4%, or higher for holding companies engaged in more risky, non-financial businesses. This level is based on the capital requirement imposed on bank holding companies by the Board of Governors of the Federal Reserve Systems and is similar to the Tier 1 leverage ratio imposed on the Bank. If either the Company or MHC fails to meet this requirement, it must file a capital plan and focus on reducing its more risky operations, and it may be subject to an enforcement action, including a capital directive.
     Limitations on Dividends and Other Capital Distributions. Unless it meets certain financial criteria, the Bank must obtain the prior written approval of the Georgia Department of Banking and Finance before paying any dividend to the Company. Those financial criteria are having: (1) classified assets of no more than 80% of Tier 1 capital plus an allowance for loan losses at the time of its last examination; (2) paid no more than 50% of last calendar year’s net income in dividends in the current calendar year, and (3) a Tier 1 leverage capital ratio of at least 6%. Georgia prohibits the Company from paying a dividend if its debt to equity ratio is 30% or more or if it is not meeting its capital requirement.

     As a subsidiary financial institution of savings association holding companies, any distributions of capital by the Bank, including dividends and stock redemptions or repurchases, are subject to regulation by the Office of Thrift Supervision. The Bank must file a notice or application with the Office of Thrift Supervision before making any capital distribution. Generally, the Bank may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. However, if it proposes to make a capital distribution when it does not meet its current minimum capital requirements (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to any distribution based on safety and soundness concerns.
     In addition, MHC may elect to waive its pro rata portion of a dividend declared and paid by the Company after filing a notice with and receiving no objection from the Office of Thrift Supervision. We anticipate that MHC subject to its own need for capital and funds, will waive dividends paid by the Company. The interests of other stockholders of the Company who receive dividends are not diluted by any waiver of dividends by MHC in the event of a full stock conversion.
     Federal Securities Law. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company will be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.
     The Company stock held by persons who are affiliates of the Company may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders. If the Company meets specified current public information requirements, each affiliate of the Company will be able to sell in the public market, without registration, a limited number of shares in any three-month period.
     The SEC and the NASDAQ have adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that will apply to the Company as a registered company under the Securities Exchange Act of 1934 and a NASDAQ traded company. The stated goals of these Sarbanes-Oxley requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC and NASDAQ Sarbanes-Oxley regulations and policies include very specific additional disclosure requirements and new corporate governance rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.
Federal Taxation.
     The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank. The Bank’s federal income tax returns have never been audited. Prior to June 2001, the Bank was a federal credit union and was not generally subject to corporate income tax.
     The Company files a consolidated federal income tax return with the Bank commencing with the first taxable year after completion of the offering. Accordingly, it is anticipated that any cash distributions made by the Company to its stockholders would be considered to be taxable dividends and not as a nontaxable return of capital to stockholders for federal and state tax purposes.
Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31, for filing its federal income tax return.
Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax, nor do we have any such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2005, the Bank had no net operating loss carryforwards for federal income tax purposes.
Corporate Dividends-Received Deduction. Because it files a consolidated return with its wholly owned subsidiary, the Bank, dividends from the Bank are not included as income to the Company. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf. The Bank did not pay any dividends to the Company in 2005.
State Taxation.
     The Company and the Bank are subject to Georgia corporate income tax, which is assessed at the rate of 6%. For this purpose, Georgia taxable income generally means federal taxable income subject to certain modifications provided for in the Georgia law. The Company and the Bank also are subject to business occupation taxes computed on gross receipts after deducting exempt income and interest paid on deposits and other liabilities. These taxes are assessed by state, county and city municipalities. The tax rates assessed vary from one municipality to another. The total occupation taxes paid in 2005 amounted to $88,000.
Employees
     At December 31, 2005, we had a total of 122 full-time employees and 19 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Description of Properties
     At December 31, 2005, we had six full-service offices. We own all of our offices. The downtown office contains the executive offices of the Company and a branch of the Bank. Our subsidiary, Heritage Real Estate Holdings, Inc., owns two rental duplex units originally purchased for office property that are now rented to third parties and held for sale. It also owns 50% of a 21,000 square foot office building, 1,800 square feet of which is used by the Bank for its brokerage services and a portion of which may be used for administrative or back office operations within the next four years. The net book value of our investment in premises, other real estate, equipment and leaseholds, excluding computer equipment, was approximately $10.9 million at December 31, 2005.
     The following table provides a list of the Bank’s main and branch offices and indicates whether the properties are owned or leased:

		Net Book
		Value at
		December 31
		2005
	Owned or	(Dollars in
Location	Leased	Thousands)
MAIN OFFICE:
721 North Westover Boulevard
Albany, GA 31721	Owned	$5,138,190

BRANCH OFFICES:
Downtown Office
310 W. Oglethorpe Boulevard
Albany, GA 31701	Owned	$1,719,235
East Albany Branch
200 Loftus Drive
Albany GA 31705	Owned	$973,979
Slappey Branch
2801 North Slappey Boulevard
Albany, GA 31707	Owned	$512,200
Lee County Branch(1)
119 Robert B. Lee Drive
Leesburg, GA 31763	Owned	$338,786
Worth County Branch
504 North Main Street
Sylvester, GA 31791	Owned	$728,861

(1)	We currently own the land and expect to build a full branch at the location. We currently operate at this location out of a leased modular temporary office unit pending the construction of the branch office.
     We believe that our current facilities are adequate to meet the present and immediately foreseeable needs of the Bank in the Albany, Georgia market area. We plan to build or purchase a banking facility in Florida during 2006.
     In July 2005, we converted to the Jack Henry System for data processing. The net book value of all of our data processing and computer equipment at December 31, 2005, was $1.1 million.

Item 3. Legal Proceedings
     In the opinion of management, the Company is not a party to any pending claims or lawsuits that are expected to have a material effect on the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits involving the Company mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. Aside from such pending claims and lawsuits, which are incident to the conduct of the Company’s ordinary business, the Company is not a party to any material pending legal proceedings that would have a material effect on the financial condition or operations of the Company.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Market and Dividend Information
     The Company completed its initial public stock offering on June 29, 2005, and its shares began trading on the NASDAQ National Market on June 30, 2005, under the symbol HBOS. As of March 24, 2006, the Company estimates that it had approximately 1,500 stockholders, including approximately 700 beneficial owners holding shares in nominee or “street” name. The following table sets forth the high and low common stock prices in 2005.

			Dividends
			Paid
	High	Low	Per Share
Second quarter	$10.75	$10.75	$—
Third quarter	11.15	10.70	—
Fourth quarter	11.52	10.60	0.05
     The Board of Directors of the Company commenced cash dividend payments to stockholders on October 24, 2005. The initial dividend rate was set at $0.05 per common share. MHC, which owns 70% of the Company’s common shares, waived its right to receive cash dividends in 2005. Our cash dividend policy is continually reviewed by management and the Board of Directors. The Company intends to continue its policy of paying quarterly dividends; however, these payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Company’s financial condition, results of operations and the Bank’s ability to pay dividends to the Company. The Company relies significantly upon such dividends from the Bank to accumulate earnings for payment of cash dividends to the stockholders. For information regarding restrictions on the payment of dividends by the Bank to the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” in this Annual Report. See also Note 13 of Notes to Consolidated Financial Statements.
     The Company did not purchase any of its common stock during the quarter ended December 31, 2005.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     Heritage Financial Group (“the Company”) is the parent holding company of HeritageBank of the South (“the Bank”). The Company is in a mutual holding company structure and 70% of its outstanding common stock is owned by Heritage, MHC (“MHC”), a federal mutual holding company.
     The principal business of the Company is operating our wholly owned subsidiary, the Bank. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans and investment and mortgage-backed securities, and the interest we pay on our interest-bearing liabilities, consisting of savings and checking accounts, money market accounts, time deposits, federal funds purchased and securities sold under agreements to repurchase and borrowings. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of service charges on deposit accounts, mortgage origination fees, transaction fees, bank-owned life insurance, and commissions from investment services. Noninterest expense consists primarily of salaries and employee benefits, occupancy, equipment and data processing, advertising, professional fees and other costs. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.
Evolution of Business Strategy
     We originally were chartered as a federal credit union in 1955. In 1998, we became a community chartered credit union. We accepted deposits and made loans to members who lived, worked or worshiped in the approved counties for the credit union charter. In 2001, we converted to a mutual thrift charter in order to better serve our customers and communities through a broader lending ability and an expanded customer base beyond the field of membership permitted for our credit union. The mutual holding company structure was established in 2002, and we converted from a thrift charter to a state savings bank charter in 2005. We feel this structure best suits our continued efforts to grow and expand our commercial business.
     The Company completed an initial public stock offering stock offering on June 29, 2005. It sold 3,372,375 shares of common stock in that offering for $10.00 per share. The Company’s employee stock ownership plan (the “ESOP”) purchased 440,700 shares with the proceeds of a loan from the Company. The Company received net proceeds of $32.4 million in the public offering, 50% of which was contributed to the Bank and $4.4 million of which was loaned to the ESOP for its purchase of shares in the offering. The Company also issued an additional 7,867,875 shares of common stock to MHC, so that MHC would own 70% of the outstanding common stock at the closing of the offering.
     Our current business strategy is to operate a well-capitalized and profitable commercial and retail financial institution dedicated to serving the needs of our customers. We strive to be the primary financial institution in the market areas we serve. We offer a broad range of products and services while stressing personalized and efficient customer service and convenient access to these products and services. We intend to continue to operate as a commercial and consumer lender. We have structured operations around a branch system that is staffed with knowledgeable and well-trained employees. Subject to capital requirements and our ability to grow in a reasonable and prudent manner, we may open additional branches as opportunities arise. In addition to our branch system, we continue to expand electronic services for our customers. We attempt to differentiate ourselves from our competitors by providing a higher level of customer service.

Our core business is composed of the following:
     1. Commercial Banking: We focus on the commercial real estate and business needs of individuals and small- to medium-sized businesses in our market area. The commercial banking department is composed of seasoned commercial lenders and a support staff with years of combined experience in the industry. We expect this department to continue to be the fastest growing component of our business.
     2. Private Banking: Our private bankers service high net worth individuals and business owners in our community who desire a specialized level of service. Our private bankers work closely with the commercial bankers to provide hands-on service to our large customers.
     3. Indirect Auto Lending: We provide automobile loans to customers through long-standing relationships with a number of automobile dealerships throughout southern Georgia. While indirect lending is highly competitive, our ability to provide same-day funding makes our product more attractive.
     4. Retail Banking: We operate a network of six branch offices located in Dougherty, Lee and Worth counties. Each office is staffed with knowledgeable banking professionals who strive to deliver quality service.
     5. Brokerage/Investment Services: We offer investment products, life, health, disability and long-term care insurance through our brokerage department. Our licensed personnel have over 25 years of experience in the financial services industry.
     6. Mortgage Lending: Staffed with experienced mortgage originators and processors, our mortgage lending department originates residential mortgage loans that are primarily funded by third-party mortgage lenders. We collect a fee on the origination of these loans.
     The Company continues to implement this business strategy. During the year ended December 31, 2005, our commercial business loan portfolio increased 19% to $33.7 million, while our commercial real estate loan portfolio decreased 2% to $38.0 million. The commercial real estate loan portfolio decreased as a result of the loss of certain significant relationships. The increase in our commercial business loans is primarily due to our efforts to gain greater market share. In addition, our construction and development loans increased $8.2 million or 100% during 2005 to $16.5 million, most of which was an increase in commercial development loans. Our fixed-rate, one-to four-family residential mortgage loans decreased 2% during the 2005 to $69.9 million, while variable-rate one-to four-family loans increased 42% to $4.2 million. Most of our new residential mortgage loans are either fixed rate with terms of no more than five years, or variable rate with terms to maturity of no more than 15 years. Our consumer loan portfolio increased 6% to $75.9 million, most of which was an increase in auto loans.
     Our net interest income is affected by market interest rate changes. Increases in loan rates generally reduce loan demand. Recent increases in short-term interest rates, as a result of increases in the Federal Funds rate by the Board of Governors of the Federal Reserve System, without a corresponding increase in long-term interest rates have resulted in an increase in interest expense that has reduced our net yield on earning assets. Our cost of funds has increased faster than our yield on loans and investments due to the increase in market rate of interest during 2005 and the longer-term nature of our interest-earning assets. In 2005, we increased our business-related loans, which are considered to entail greater risks than one- to four-family residential loans. In order to help offset this risk, our provision for loan losses increased during 2005 and may continue to increase in the future as our portfolio of business loans continues to increase.
     The increase in market rates of interest during 2005 had a bigger impact on our interest-bearing liabilities than our interest-earning assets. Liabilities have repriced at a faster rate than assets and although there has been some shift between variable and fixed-rate assets, fixed rates remain dominant in the portfolio. This resulted in a 23 basis points reduction in our net interest spread as compared to 2004. As our assets adjust to the higher market rates of interest, due to the origination of loans at current market rates and the repricing of adjustable-rate loans, our net interest margin should improve. Our shift from longer-term fixed rate loans, to shorter term fixed and variable rate loans helped improve our net interest spread during the second half of 2005, as compared with the first half of the year. We expect this trend to continue during 2006.

Asset and Liability Management and Market Risk
     Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market rates change over time. Like other financial institutions, our results of operations are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.
     How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In doing so, we analyze and manage assets and liabilities based on their interest rates and payment streams, timing of maturities, repricing opportunities, and sensitivity to actual or potential changes in market interest rates.
     To manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to understand, measure, monitor, and control the risk. These policies are designed to allow us to implement strategies to minimize the effects of interest rate changes to net income and capital position by properly matching the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by the asset and liability management committee, which is composed of senior management and board members. The asset and liability management committee establishes guidelines for and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity requirements. The objectives are to manage assets and funding sources to produce results that limit negative changes in net income and capital while supporting liquidity, capital adequacy, growth, risk and profitability goals. Senior managers oversee the process on a daily basis. The asset and liability management committee meets quarterly to review, among other things, economic conditions and interest rate outlook, current and projected needs and capital position, anticipated changes in the volume and mix of assets and liabilities, interest rate risk exposure, liquidity position and net portfolio present value. The committee also recommends strategy changes, as appropriate, based on their review. The committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the board of directors on a quarterly basis.
     In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:
•	Limiting the percentage of long-term fixed-rate loans within our portfolio;

•	Originating a mix of variable-rate and shorter term fixed-rate loans;

•	Originating prime-based home equity lines of credit;

•	Managing deposit relationships for stability and a lower cost of funds position;

•	Using Federal Home Loan Bank advances to align maturities and repricing terms of funding sources with loans; and

•	Continuing the origination of consumer loans.
     The asset and liability management committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net income and the market value of portfolio equity. Market value of portfolio equity is a measurement of the value of the balance sheet at a fixed point in time. It is summarized as the fair value of assets less the fair value of liabilities. The committee reviews computations of the value of capital at current interest rates and alternative interest rates. The variance in the net portfolio value between current interest rate computations and alternative rate computations represents the potential impact on capital if rates were to change.

     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2005, the interest rate sensitivity gap (i.e., interest rate sensitive assets minus interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and costing liabilities mature or reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the periods and at different rates.

		Over Six	Over One	Over Three
	Six Months	Months to	to Three	to Five	Over Five
	Or Less	One Year	Years	Years	Years	Total
	(Dollars in Thousands)

Loans	$80,976	$9,327	$53,035	$53,448	$57,325	$254,111
Investments securities	7,665	—	2,806	5,192	49,203	64,866
Other short term investments	8,207	—	—	—	—	8,207

Total interest-earning assets	96,848	9,327	55,841	58,640	106,528	327,184

Savings, demand and NOW accounts(1)	126,549	—	—	—	—	126,549
Time deposits	30,284	35,132	28,184	3,016	1,387	98,003
Other borrowings	10,000	25,000	5,000	10,000	—	50,000

Total interest-bearing liabilities	166,833	60,132	33,184	13,016	1,387	274,552

Interest-earning assets less interest-bearing liabilities (interest rate gap)	$(69,985)	$(50,805)	$22,657	$45,624	$105,141	$52,632

Cumulative interest-rate sensitivity gap	$(69,985)	$(120,790)	$(98,133)	$(52,509)	$52,632	$52,632

Interest rate sensitivity gap ratio	.58%	.16%	1.68%	4.51%	76.80%
Cumulative interest-rate sensitivity gap ratio	.58%	.47%	.62%	.81%	1.19%

(1)	While interest-bearing deposits (including NOW accounts, MMDA and savings accounts) have the ability to reprice immediately, it is our experience that these reprice with much less intensity than the indices to which they follow. Although we show the entire balance in the six month or less time period, we believe these will reprice over a longer period.

Comparison of Financial Condition at December 31, 2005 and December 31, 2004
     Total assets increased $20.3 million, a 5.9% increase from December 31, 2004, to $363.8 million at December 31, 2005. The increase was due to growth in investments and loans, funded primarily by the proceeds of the Company’s stock offering. Deposits ended the year at $238.6 million, down 4.0% or $9.9 million from December 31, 2004. The decrease occurred primarily in interest-bearing deposit accounts. This decrease was attributable to a competitive rate environment, with management choosing to fund asset growth with the proceeds of the Company’s stock offering, rather than increasing the rates offered on deposit accounts. Total borrowings amounted to $50.0 million at December 31, 2005, a decrease of $1.0 million or 2.0% from December 31, 2004. Overall, total liabilities decreased $9.5 million or 3.1% to $294.8 million, primarily due to the decrease in interest-bearing deposit accounts.
     Total equity increased $29.9 million, or 76.3% to $69.0 million at December 31, 2005. This increase was due largely to the $32.4 million raised in the initial public offering in June of 2005. Net income of $3.0 million added to our equity position, while an increase in other comprehensive losses of $1.2 million, mainly due to unrealized losses in the investment portfolio, decreased equity. Equity was also reduced by $4.2 million for unearned shares in the Company’s ESOP. Equity was further decreased by $200,000 for the payment of dividends.
Average Balances, Net Interest Income, Yields Earned and Rates Paid
     The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Income and yields on tax-exempt obligations have not been computed on a tax equivalent basis. All average balances are monthly average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield. Other short-term investments include federal funds sold, interest-bearing deposits in other banks, and time deposits in other banks.

	Year Ended December 31,
	2005				2004				2003
	(Dollars in Thousands)
	Average		Interest		Average		Interest		Average		Interest
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate	Balance		Paid	Rate
Interest-Earning Assets:
Loans	$245,432		$16,203	6.60%	$239,857		$15,444	6.44%	$247,177		$17,094	6.92%
Investment securities	65,169		2,754	4.23	55,938		2,237	3.99	40,498		1,510	3.72
Other short-term investments	10,410		286	2.75	8,068		99	1.23	10,595		116	1.18

Total interest-earning assets	321,011		19,243	5.99	303,863		17,780	5.85	298,270		18,720	6.27

Interest-Bearing Liabilities:
Demand and NOW accounts	46,062		346	0.75	50,922		598	0.68	44,034		549	1.07
Savings accounts	88,624		803	0.91	87,607		342	0.67	92,014		980	1.25
Time deposits	97,457		2,883	2.96	96,771		2,337	2.41	102,572		2,859	2.79
Borrowings	45,821		1,903	4.15	42,110		1,621	3.85	37,769		1,465	3.88

Total interest-bearing liabilities	277,964		5,935	2.14	277,410		4,898	1.77	276,389		5,853	2.12

Net interest income			$13,308				$12,882				$12,867

Net interest rate spread				3.85%				4.08%				4.15%

Net earning assets	$43,047				$26,453				$21,881

Net interest margin				4.15%				4.23%				4.31%

Average interest-earning assets to average interest-bearing liabilities	1.15	x			1.10	x			1.08	x

Rate/Volume Analysis
     The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. Changes that are not solely due to volume have been consistently attributed to rate.

	Year Ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans	$359	$400	$759	$(507)	$(1,143)	$(1,650)
Investment securities	369	148	517	586	141	727
Other	29	158	187	(30)	13	(17)

Total interest-earning assets	$757	$706	1,463	$49	$(989)	(940)

Interest-bearing liabilities:
Savings and money market accounts	$(57)	$(195)	(252)	$(47)	$(335)	(382)
Demand and NOW deposits	4	457	461	86	(292)	(206)
Certificates of deposit	17	529	546	(162)	(360)	(522)
Borrowings	147	135	282	168	(13)	155

Total interest-bearing liabilities	$111	$926	1,037	$45	$(1,000)	(955)

Net interest income			$426			$15

Comparison of Operating Results for the Years Ended December 31, 2005 and December 31, 2004
     General. Net income for 2005 declined $500,000 to $3.0 million compared with $3.5 million for 2004. The decrease was due to a higher provision for loan losses of $800,000, decreases in noninterest income of $100,000, and increases in noninterest expenses of $500,000, primarily in employment expenses. These increased expenses were partially offset by a $400,000 increase in net interest income and a $500,000 decrease in income taxes.

     Interest Income and Expense. Total interest income was up $1.4 million or 8.2% to $19.2 million compared with $17.8 million in 2004. Approximately half of this increase was due to the growth we experienced in our loan and investment portfolios. In addition to the increases in dollar amounts of loans and investments, we also experienced increases in rates due to the rising interest rate environment, and the shift in our loan portfolio from fixed to variable rate loans. Our yield on interest-earning assets rose 14 basis points to 5.99% for the year ended December 31, 2005 compared with 5.85% during 2004. While interest rates rose on our earning assets, we also experienced increases in rates on our interest-bearing liabilities. Total interest expense increased $1.0 million or 21.2% in 2005 to $5.9 million compared with $4.9 million in 2004. Approximately $900,000 of this increase was due to an increase in short term rates, while $100,000 was due to an increase in our overall mix of interest-bearing liabilities. Total cost of funds increased 37 basis points to 2.14% during 2005 versus 1.77% during 2004. Net interest income for the year increased $400,000, or 3.3%, to $13.3 million. Our net interest spread declined 23 basis points to 3.85% in 2005 versus 4.08% in 2004. Our net interest margin also decreased 8 basis points to 4.15% in 2005. These decreases were due primarily to our interest-bearing liabilities repricing more rapidly than our interest-earning assets. Our loan portfolio consists of a number of long-term fixed-rate loans that were made prior to 2005. Beginning in 2005, we no longer make long-term fixed-rate loans for our own portfolio. As we continue to make more variable-rate loans and short-term fixed-rate loans, management believes we will shorten the term to repricing on our interest-earning assets. However, since a number of long-term fixed rate loans still exist in our portfolio, we will still experience faster repricing of our interest-bearing liabilities than our interest-earning assets for the near future.
     Provision for Loan Losses. Management establishes provisions for loan losses, which are charged to operations, at a level management believes will reflect probable credit losses based on historical loss trends and an evaluation of specific credits in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and past due status and trends. During 2005, management changed the way it evaluates the allowance for loan losses. This change was made due to the Bank’s strategic plan to increase its commercial loan portfolio. As we increase the amount of commercial loans in our portfolio, we have addressed, and will continue to address the increased inherent risk in these types of loans. As a result, we increased our provision for loan losses by $800,000 to $1 million in 2005 compared to $200,000 in 2004. Although asset quality has not significantly deteriorated, management feels that the new evaluation of the allowance for loan losses more accurately reflects the amount of risk in our portfolio mix. As we increase the amount of loans we make to commercial customers, our provision for loan losses may increase to reflect that risk.
     The allowance for loan losses as a percentage of loans increased to 1.42% at December 31, 2005 from 1.24% at December 31, 2004. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates. Nonperforming assets were $867,000 and $564,000 at December 31, 2005 and 2004, respectively.
     Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the proper level of allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2005 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses that were both probable and reasonably estimable.
     Noninterest Income. Noninterest income was down $120,000 or 2.2% to $5.3 million during 2005. The decrease was due to a $139,000 gain on the sale of securities in 2004 compared with a loss of $5,000 during 2005. In addition, total service charges on deposit accounts and other fees decreased from $3.9 million in 2004 to $3.8 million in 2005. This decrease was due largely to a decrease in the number of deposit accounts during 2005. Mortgage origination fees and brokerage revenue increased $77,000 and $36,000 respectively, due to increased activity in both areas. Other noninterest income increase $11,000 during 2005.

     Noninterest Expense. Total noninterest expense was up $500,000 or 3.8%. The increase was due to an increase in salaries and employee benefits of $877,000 or 13.2%, mainly due to increases in health care costs and the costs associated with the Company’s newly implemented ESOP. In addition, data processing fees increased approximately $113,000 due to a core system conversion that took place during 2005. These increases were partially offset by decreases in deferred director’s fees of $120,000 resulting from an adjustment of retirement expenses in 2004. Regulatory fees were also down $140,000 during 2005 due to changes in regulators as a result of our charter change. Other miscellaneous operating expenses decreased by $230,000.
     Income Tax Expense. Income tax expense decreased $500,000 during 2005 due to lower net income and a lower effective income tax rate. Our effective income tax rate for federal and state income taxes was 27.1% in 2005 compared with 30.5% for 2004. The decrease in effective income tax rate for 2005 was due to an adjustment of the prior year’s income tax.
Liquidity and Commitments
     We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.
     Our liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company has $15.4 million in cash and investment securities generally available for its cash needs. The Bank’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided by operations. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings, primarily from Federal Home Loan Bank advances, to leverage its capital base, provide funds for its lending and investment activities and enhance its interest rate risk management.
     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund withdrawals and fund loan commitments. At December 31, 2005, the total approved loan commitments and unused lines of credit outstanding amounted to $28.9 million, and outstanding letters lines of credit were $1.2 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2005, totaled $65.4 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank. In addition, the Bank had the ability at December 31, 2005 to borrow an additional $36.1 million from the Federal Home Loan Bank of Atlanta and $6.5 million from another lender as a funding source to meet commitments and for liquidity purposes.

Off-Balance-Sheet Liabilities
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. A summary of the Company’s commitments as of December 31, 2005 is as follows:

(In Thousands)
Commitments to extend credit	$28,919
Financial stand-by letters of credit	1,209

$30,128

Capital
     Effective January 1, 2005, the Company and the Bank became subject to minimum capital requirements imposed by the Georgia Department of Banking and Finance. As of that same date, the Bank also became subject to minimum capital requirements and capital categories established by the FDIC. Based on their capital levels at December 31, 2005, the Company and the Bank exceeded these state and federal requirements. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the FDIC. Based on capital levels at December 31, 2005, the Bank was considered to be well-capitalized.
     At December 31, 2005, the Company had total equity of $69.0 million or 19.0% of total assets. Under Georgia capital requirements for holding companies, the Company had Tier 1 leverage capital of $70.3 million or 19.7%, which is $56.0 million above the 4.0% requirement.
     At December 31, 2005, the Bank had Tier 1 leverage capital of $53.6 million or 15.6%, which is $39.9 million above the 4.0% requirement. In addition, it had a Tier 1 risked-based capital ratio of 19.6% and total risked-based capital ratio of 20.8%. As reflected below, the Bank exceeded the minimum capital ratios to be considered well-capitalized at December 31, 2005:

	Actual		Required		Excess
		Percent		Percent		Percent
	Amount	of Assets	Amount	of Assets	Amount	of Assets
	(Dollars in Millions)

Tier 1 leverage	$53.6	15.6%	$17.2	5.0%	$36.4	10.6%
Tier 1 risk-based	53.6	19.6	16.5	6.0	37.1	13.6
Total risk-based	57.1	20.8	27.4	10.0	29.7	10.8
Critical Accounting Policies
     We have established certain accounting and financial reporting policies to govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the Notes to Consolidated Financial Statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities. The judgments and assumptions used by management are based on historical experience and other factors that are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from the judgments and estimates adopted by management, which could have a material impact on the carrying values of assets and liabilities and the results of our operations. We believe the following accounting policies applied by us represent critical accounting policies.

     Allowance for Loan Losses. We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of our consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses in the loan portfolio. Calculation of the allowance for loan losses represents a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans.
     Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of probable losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.
     Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectibility of amounts due, according to the contractual terms of the loan agreement, is in doubt. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans.
     Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.
     Income Taxes. SFAS No. 109, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 10 of the Notes to Consolidated Financial Statements for additional details.
     As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in the jurisdiction in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included in our consolidated balance sheet.
     After converting to a federally chartered savings association, the Bank became a taxable organization. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since the Bank’s transition to a federally-chartered thrift, the Bank has recorded income tax expense based upon management’s interpretation of the applicable tax regulations. Positions taken by the Company in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review of the positions we have taken by taxing authorities could result in adjustments to our financial statements.

Item 7. Financial Statements
The following documents are filed as part of this report on pages F-1 through F-28 and are hereby incorporated by reference into this Item 7:
(a)	Report from Independent Registered Public Accounting Firm;

(b)	Consolidated Balance Sheets as of December 31, 2005 and 2004;

(c)	Consolidated Statements of Income for the Years Ended December 31, 2005 and 2004;

(d)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005 and 2004;

(e)	Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2005 and 2004;

(f)	Consolidated Statements of Cash Flows For the Years Ended December 31, 2005 and 2004;

(g)	Notes to Consolidated Financial Statements.
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 8A. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2005, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     We intend to continually review and evaluate the design and effectiveness of the Company’s disclosure controls and procedures and to improve the Company’s controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.
     The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management’s evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2007 fiscal year, or that there will not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.
Item 8B. Other Information
     None.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Directors
     Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 17, 2006, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Executive Officers
     Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 17, 2006.
Section 16(a) Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers, and persons who own more than 10% of the Company’s Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. MHC, which owns 70% of the Company’s Common Stock filed its initial ownership report on Form 3 and subsequent ownership report on Form 4 late. To the Company’s knowledge, no other late reports occurred during the fiscal year ended December 31, 2005. All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.
Code of Ethics
     In March 2005, the Company adopted a written Code of Business Conduct and Ethics based upon the standards set forth under Item 406 of Regulation S-B of the Securities and Exchange Commission. The Code of Business Conduct and Ethics applies to all of the Company’s directors, officers and employees. This code is available to all interested parties on the Company’s website at www.eheritagebank.com, under Governance Documents in the Investor Relations section.
Item 10. Executive Compensation
     Information concerning executive compensation required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 17, 2006, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.
Item 11. Security Ownership of Certain Beneficial Owners and Management
     Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 17, 2006.

Item 12. Certain Relationships and Related Transactions
     Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 17, 2006, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.
Item 13. Exhibits

		Reference to
		Prior Filing
Regulation S-B		or Exhibit Number
Exhibit Number	Document	Attached Hereto
3(i)	Charter of the Registrant	3.1
3(ii)	Bylaws of the Registrant	*
10	Material contracts:
	(1) Employment Agreements:
	(a) (i) O. Leonard Dorminey — Bank	*
	(a) (ii) O. Leonard Dorminey — Holding	*
	(b) (i) Tammy W. Burdette- Bank	*
	(b) (ii) Tammy W. Burdette — Holding Company	*
	(c) Carol W. Slappey	*
	(2) Deferred Compensation and Excess/Matching Contribution Plans	*
	(3) Supplemental Executive Retirement Plan	*
	(4) Directors’ Retirement Plan	*
	(5) 401(k) Savings Plan	**
	(6) Employee Stock Ownership Plan	*
10.9	Named Executive Officer Salaries and Bonus Payments	10.9
10.10	Current Director Fee Arrangements	10.10
21	Subsidiaries of the Company	21
23	Consent of Accountants	23
31	Rule 13a-14(a)/15d-14(a) Certifications	31
32	Section 1350 Certifications	32

*	Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-123581), declared effective by the Securities and Exchange Commission on May 16, 2005.

**	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2. (File No. 333-123581) declared effective by the Securities and Exchange Commission on May 16, 2005.
Item 14. Principal Accountant Fees and Services
     Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2006, a copy of which will be filed not later than 120 days after the close of the fiscal year.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP

Date: March 30, 2006	By:	/s/ O. Leonard Dorminey

O. Leonard Dorminey, President and
Chief Executive Officer
(Duly Authorized Representative)
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints O. Leonard Dorminey his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Registration Statement, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ O. Leonard Dorminey	/s/ Antone D. Lehr

O. Leonard Dorminey	Antone D. Lehr

President, Chief Executive Officer	Chairman of the Board
and Director
(Principal Executive Officer)

Date: March 30, 2006	Date: March 30, 2006

/s/ Joseph C. Burger	/s/ Douglas J. McGinley

Joseph C. Burger	Douglas J. McGinley

Vice Chairman of the Board	Director

Date: March 30, 2006	Date: March 30, 2006

/s/ Carol W. Slappey	/s/ Tammy W. Burdette

Carol W. Slappey	Tammy W. Burdette

Director	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 30, 2006	Date: March 30, 2006

Index to Exhibits

3.1	Charter of Heritage Financial Group

10.9	Named Executive Officer Salaries and Bonus Payments

10.10	Current Director Fee Arrangements

21	Subsidiaries of the Company

23	Consent of Accountants

31.1	Rule 13a-14(a)/15d-14(a) Certifications of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32	Section 1350 Certifications

HERITAGE FINANCIAL GROUP
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Consolidated financial statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2005 and 2004
Consolidated Statements of Income — Years ended December 31, 2005 and 2004
Consolidated Statements of Comprehensive Income — Years ended December 31, 2005 and 2004
Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2005 and 2004
Consolidated Statements of Cash Flows — Years ended December 31, 2005 and 2004
Notes to Consolidated Financial Statements
All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Heritage Financial Group
and Subsidiary
Albany, Georgia
          We have audited the accompanying consolidated balance sheets of Heritage Financial Group and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Group and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC
Albany, Georgia
February 10, 2006, except for Note 16,
     as to which the date is March 14, 2006

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
Assets
Cash and due from banks	$10,499,084	$6,621,232
Interest-bearing deposits in banks	1,387,046	420,677
Federal funds sold	6,820,000	12,783,000
Securities available for sale, at fair value	64,866,021	59,287,595
Federal home loan bank stock, at cost	2,927,000	2,957,300
Corporate credit union membership shares	—	553,834
Loans, net	250,492,856	235,275,202
Premises and equipment, net	12,004,468	12,684,152
Accrued interest receivable	1,666,629	1,425,871
Foreclosed assets	59,272	200,554
Cash surrender value of bank owned life insurance	7,987,442	7,690,065
Other assets	5,086,968	3,568,994

	$363,796,786	$343,468,476

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$14,059,406	$14,447,423
Interest-bearing	224,580,863	234,095,297

Total deposits	238,640,269	248,542,720
Federal funds purchased and securities sold under agreements to repurchase	237,222	—
Other borrowings	50,000,000	51,000,000
Other liabilities	5,935,648	4,792,002

Total liabilities	294,813,139	304,334,722

Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,241,250 and 1,000 issued and outstanding	112,413	10
Capital surplus	37,126,877	4,799,990
Retained earnings	38,717,576	35,935,700
Accumulated other comprehensive loss	(2,786,569)	(1,601,946)
Unearned employee stock ownership plan (ESOP) shares, 418,665 shares	(4,186,650)	—

Total stockholders’ equity	68,983,647	39,133,754

	$363,796,786	$343,468,476

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Interest income
Interest and fees on loans	$16,203,254	$15,444,341
Interest on taxable securities	2,479,443	1,897,757
Interest on nontaxable securities	274,552	339,128
Interest on federal funds sold	245,227	80,027
Interest on deposits in other banks	40,597	18,903

	19,243,073	17,780,156

Interest expense
Interest on deposits	4,031,710	3,277,652
Interest on other borrowings	1,902,869	1,620,279

	5,934,579	4,897,931

Net interest income	13,308,494	12,882,225
Provision for loan losses	1,014,555	200,000

Net interest income after provision for loan losses	12,293,939	12,682,225

Noninterest income
Service charges on deposit accounts	3,051,757	3,212,749
Other service charges, commissions and fees	784,216	719,033
Brokerage fees	618,636	582,476
Mortgage origination fees	403,535	326,758
Bank owned life insurance	297,377	306,999
Gain (loss) on sale of securities	(4,653)	138,564
Other	183,810	168,162

	5,334,678	5,454,741

Noninterest expense
Salaries and employee benefits	7,499,674	6,623,210
Equipment	1,577,343	1,599,588
Occupancy	999,725	912,637
Advertising and marketing	270,831	275,362
Legal and accounting	492,239	483,778
Directors fees and retirement	291,976	411,700
Telephone	251,653	316,594
Supplies	237,657	224,677
Data processing fees	468,899	356,171
Other operating	1,493,606	1,849,858

	13,583,603	13,053,575

Income before income taxes	4,045,014	5,083,391

Applicable income taxes	1,094,519	1,550,141

Net income	$2,950,495	$3,533,250

Basic earnings per share	$0.31	$0.45

Diluted earnings per share	$0.31	$0.45

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Net income	$2,950,495	$3,533,250

Other comprehensive loss:
Net unrealized holding losses arising during period, net of tax benefits of $650,940 and $145,211	(990,361)	(220,929)
Reclassification adjustment for (gains) losses included in net income, net of tax (benefit) of $(1,845) and $54,954	2,808	(83,610)
Minimum pension liability adjustment net of tax (benefits) of $(129,528) and $(711,329)	(197,070)	(1,082,238)

Total other comprehensive loss	(1,184,623)	(1,386,777)

Comprehensive income	$1,765,872	$2,146,473

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Capital
	Shares	Par Value	Surplus
Balance, December 31, 2003	1,000	$10	$4,799,990
Net income	—	—	—
Other comprehensive loss	—	—	—

Balance, December 31, 2004	1,000	10	4,799,990
Net income	—	—	—
Cash dividends declared, $.05 per share	—	—	—
Other comprehensive loss	—	—	—
Issuance of 7,867,875 shares of common stock to Heritage, MHC	7,867,875	78,679	(78,679)
Sale of 3,372,375 shares of common stock in an initial public offering, net of issuance costs	3,372,375	33,724	32,384,337
ESOP shares earned, 22,035 shares	—	—	21,229

Balance, December 31, 2005	11,241,250	$112,413	$37,126,877

See Notes to Consolidated Financial Statements.

F-6(a)

		Accumulated
	Unearned	Other
Retained	ESOP	Comprehensive
Earnings	Shares	Loss	Total
$32,402,450	$—	$(215,169)	$36,987,281
3,533,250	—	—	3,533,250
—	—	(1,386,777)	(1,386,777)

35,935,700	—	(1,601,946)	39,133,754
2,950,495	—	—	2,950,495
(168,619)	—	—	(168,619)
—	—	(1,184,623)	(1,184,623)
—	(4,407,000)	—	28,011,061
—	220,350	—	241,579

$38,717,576	$(4,186,650)	$(2,786,569)	$68,983,647

F-6(b)

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
OPERATING ACTIVITIES
Net income	$2,950,495	$3,533,250

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,244,079	1,291,733
Provision for loan losses	1,014,555	200,000
ESOP compensation expense	241,579	—
Provision for deferred taxes	(720,088)	385,939
Net (gains) losses on sale of securities available for sale	4,653	(138,564)
Net (gains) losses on sale or disposal of premises and equipment	(2,555)	495
Net decrease in foreclosed assets	141,282	395,100
Increase in bank owned life insurance	(297,377)	(306,999)
(Increase) decrease in interest receivable	(240,758)	153,148
Increase in interest payable	15,000	39,987
(Increase) decrease in taxes payable	751,221	(901,970)
Net other operating activities	29,834	1,083,502

Total adjustments	2,181,425	2,202,371

Net cash provided by operating activities	5,131,920	5,735,621

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(966,369)	(25,237)
Purchases of securities available for sale	(35,082,914)	(33,600,239)
Proceeds from maturities of securities available for sale	14,740,327	12,247,532
Proceeds from sale of securities available for sale	13,122,850	13,217,287
Net change in Federal Home Loan Bank stock	30,300	(957,300)
Redemption of corporate credit union membership shares	553,834	—
(Increase) decrease in federal funds sold	5,963,000	(6,190,000)
(Increase) decrease in loans, net	(16,230,469)	5,143,564
Purchase of premises and equipment	(576,053)	(439,185)
Proceeds from sale of premises and equipment	14,213	91,700
Proceeds from sale of premises and equipment held for sale	—	736,587

Net cash used in investing activities	(18,431,281)	(9,775,291)

FINANCING ACTIVITIES
Decrease in deposits	(9,902,451)	(6,778,136)
Increase in federal funds purchased and securities sold under agreements to repurchase	237,222	—
Proceeds from other borrowings	20,000,000	16,000,000
Repayment of other borrowings	(21,000,000)	(5,000,000)
Dividends paid to stockholders	(168,619)	—
Proceeds from sale of common stock, net of stock issuance costs	28,011,061	—

Net cash provided by financing activities	17,177,213	4,221,864

Net increase in cash and due from banks	3,877,852	182,194
Cash and due from banks at beginning of year	6,621,232	6,439,038

Cash and due from banks at end of year	$10,499,084	$6,621,232

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$5,919,579	$4,857,944

Income taxes	$1,063,386	$2,066,172

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$125,737	$173,979

Minimum pension liability adjustment	$316,812	$2,008,907

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Nature of Business
Heritage Financial Group (the “Company”) is the mid-tier holding company whose business is presently conducted by its wholly-owned subsidiary, HeritageBank of the South (the “Bank”). The Company is a 70% owned subsidiary of Heritage, MHC, a federally chartered mutual holding company. The other 30% of the Company is owned by the public through a stock offering completed on June 29, 2005. Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers located in a market area which includes Southwest Georgia. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.
     Minority Stock Offering
The Company completed an initial public stock offering on June 29, 2005. It sold 3,372,375 shares of common stock in that offering for $10.00 per share. The Company’s employee stock ownership plan (the “ESOP”) purchased 440,700 shares with the proceeds of a loan from the Company. The Company received net proceeds of $32.4 million in the public offering, 50% of which was contributed to the Bank and $4.4 million of which was lent to the ESOP for its purchase of shares in the offering. The Company also issued an additional 7,867,875 shares of common stock to Heritage, MHC, so that Heritage, MHC would own 70% of the outstanding common stock at the closing of that offering.
     Basis of Presentation and Accounting Estimates
The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
     Cash, Due from Banks and Cash Flows
For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, deposits and interest-bearing deposits in banks and federal funds purchased and securities sold under agreements to repurchase are reported net.
The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve balances was approximately $1,196,000 and $2,339,000 at December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Management has not classified any of its debt securities as held to maturity. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect. Equity securities, including restricted equity securities, without a readily determinable fair value are classified as available for sale and recorded at cost.
The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date. Declines in the fair value of securities available for sale below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.
In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
     Loans
Loans are reported at their outstanding principal balances less unearned income, net deferred fees and costs on originated loans and the allowance for loan losses. Interest income is accrued on the outstanding principal balance.
The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. Past due status is based on contractual terms of the loan. Generally, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.
The allowance is an amount that management believes will absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower’s ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
     Mortgage Origination Fees
Periodically, the Company originates first mortgage loans for other investors. These loans are not funded by the Company but, upon closing, the Company receives a fee from the investor. Generally, the Company receives fees equivalent to a stated percentage of the loan amount.
     Premises and Equipment
Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives:

Years
Buildings	39
Furniture and equipment	3-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Foreclosed Assets
Foreclosed assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent adjustments to the value are expensed. The carrying amount of foreclosed assets at December 31, 2005 and 2004 was $59,272 and $200,554, respectively.
     Pension Plan
The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period . The Company’s funding policy is to contribute annually an amount that satisfies the funding standard account requirements of ERISA.
     Employee Stock Ownership Plan (ESOP)
The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.
The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, since the Company sponsors the ESOP with an employer loan, neither the ESOP’s loan payable or the Company’s loan receivable are reported in the Company’s consolidated balance sheet. Likewise, the Company does not recognize interest income or interest cost on the loan. Unallocated shares held by the ESOP are recorded as unearned ESOP shares in the consolidated statement of changes in stockholders’ equity. As shares are released for allocation, the Company recognizes compensation expense equal to the average market price of the shares for the period.
Income Taxes
Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Earnings Per Share
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unearned shares of the Employee Stock Ownership Plan. The weighted average number of shares outstanding was 9,373,416 for the year ended December 31, 2005 and 7,868,875 for the year ended December 31, 2004. There were no common stock equivalents outstanding at December 31, 2005 and 2004.
Prior to June 29, 2005 and during all of 2004, the Company had 1,000 shares of common stock outstanding held by its sole shareholder, Heritage, MHC. In connection with the issuance of 3,372,375 shares of common stock in the public offering completed on June 29, 2005, the Company issued an additional 7,867,875 shares to that shareholder so that it would own 70% of the Company’s outstanding shares after the public offering. All per share information has been adjusted to give effect to the issuance of those 7,867,875 shares as if it had occurred on January 1, 2004.
     Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.
     Reclassification of Certain Items
Certain items in the consolidated financial statements as of and for the year ended December 31, 2004 have been reclassified, with no effect on total assets or net income, to be consistent with the classifications adopted for the year ended December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. SECURITIES
The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2005:
U. S. Government and federal agencies	$14,388,447	$—	$(344,029)	$14,044,418
State and municipal securities	6,949,742	22,343	(102,996)	6,869,089
Corporate debt securities	4,488,970	—	(703,393)	3,785,577
Mortgage-backed securities	32,102,023	188	(1,004,710)	31,097,501

Total debt securities	57,929,182	22,531	(2,155,128)	55,796,585
Equity securities	9,434,800	—	(365,364)	9,069,436

Total securities	$67,363,982	$22,531	$(2,520,492)	$64,866,021

December 31, 2004:
U. S. Government and federal agencies	$11,651,084	$—	$(122,960)	$11,528,124
State and municipal securities	8,954,637	28,968	(109,876)	8,873,729
Corporate debt securities	4,508,057	1,871	(145,895)	4,364,033
Mortgage-backed securities	26,785,122	23,141	(330,585)	26,477,678

Total debt securities	51,898,900	53,980	(709,316)	51,243,564
Equity securities	8,250,000	5,071	(211,040)	8,044,031

Total securities	$60,148,900	$59,051	$(920,356)	$59,287,595

The amortized cost and fair value of debt securities available for sale as of December 31, 2005 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
Due in one year or less	$1,019,052	$1,019,052
Due from one year to five years	7,510,232	7,334,653
Due from five to ten years	14,531,982	14,050,700
Due after ten years	2,765,893	2,294,679
Mortgage-backed securities	32,102,023	31,097,501

	$57,929,182	$55,796,585

Securities with a carrying value of $11,288,148 and $9,205,642 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.
Gains and losses on sales of securities available for sale consist of the following:

	December 31,
	2005	2004
Gross gains on sales of securities	$16,155	$143,003
Gross losses on sales of securities	(20,808)	(4,439)

Net realized gains (losses) on sales of securities available for sale	$(4,653)	$138,564

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. SECURITIES (Continued)
The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2005 and 2004.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized		Unrealized		Unrealized
Description of Securities	Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2005:
U. S. Government and federal agencies	$5,120,786	$(99,979)	$7,904,580	$(244,050)	$13,025,366	$(344,029)
State and municipal securities	3,120,853	(38,871)	1,967,098	(64,125)	5,087,951	(102,996)
Corporate debt securities	793,820	(251,694)	2,329,613	(451,699)	3,123,433	(703,393)
Mortgage-backed securities	17,647,550	(425,669)	13,047,108	(579,041)	30,694,658	(1,004,710)

Subtotal, debt securities	26,683,009	(816,213)	25,248,399	(1,338,915)	51,931,408	(2,155,128)
Equity securities	404,635	(30,165)	7,664,801	(335,199)	8,069,436	(365,364)

Total temporarily impaired securities	$27,087,644	$(846,378)	$32,913,200	$(1,674,114)	$60,000,844	$(2,520,492)

December 31, 2004:
U. S. Government and federal agencies	$9,069,835	$(82,949)	$958,289	$(40,011)	$10,028,124	$(122,960)
State and municipal securities	5,085,266	(109,876)	—	—	5,085,266	(109,876)
Corporate debt securities	2,788,305	(145,895)	—	—	2,788,305	(145,895)
Mortgage-backed securities	18,489,439	(232,757)	3,829,953	(97,828)	22,319,392	(330,585)

Subtotal, debt securities	35,432,845	(571,477)	4,788,242	(137,839)	40,221,087	(709,316)
Equity securities	—	—	7,788,960	(211,040)	7,788,960	(211,040)

Total temporarily impaired securities	$35,432,845	$(571,477)	$12,577,202	$(348,879)	$48,010,047	$(920,356)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At December 31, 2005, eighty-three debt securities have unrealized losses less than 4% from the Company’s amortized cost basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of loans is summarized as follows:

	December 31,
	2005	2004
Commercial real estate, business and multifamily	$100,602,235	$92,164,091
Mortgage one-to-four family and land	77,612,880	74,639,776
Consumer and other:
Auto	50,136,934	47,454,975
Student	1,109,697	1,190,443
Home equity	15,591,165	13,836,665
Other	9,057,623	8,953,841

	254,110,534	238,239,791
Allowance for loan losses	(3,617,678)	(2,964,589)

	$250,492,856	$235,275,202

The following is a summary of information pertaining to impaired loans:

	As of and For the Years Ended
	December 31,
	2005	2004
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	866,701	563,978

Total impaired loans	$866,701	$563,978

Valuation allowance related to impaired loans	$127,777	$140,713

Average investment in impaired loans	$899,675	$595,494

Forgone interest income on impaired loans	$54,447	$84,562

Loans on nonaccrual status amounted to $866,701 and $563,978 at December 31, 2005 and 2004, respectively. There were no loans past due ninety days or more and still accruing interest at December 31, 2005 or 2004. There were no significant amounts of interest income recognized on impaired loans on the cash basis for the years ended December 31, 2005 and 2004.
Changes in the allowance for loan losses for the years ended December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Balance, beginning of year	$2,964,589	$3,502,579
Provision for loan losses	1,014,555	200,000
Loans charged off	(593,691)	(990,430)
Recoveries of loans previously charged off	232,225	252,440

Balance, end of year	$3,617,678	$2,964,589

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates. Changes in related party loans at December 31, 2005 are summarized as follows:

Balance, beginning of year	$734,720
Advances	235,456
Repayments	(260,788)

Balance, end of year	$709,388

NOTE 4. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows:

	December 31,
	2005	2004
Land	$3,382,288	$3,374,813
Buildings	9,138,479	9,138,479
Furniture and equipment	7,851,303	7,534,768

	20,372,070	20,048,060
Accumulated depreciation	(8,367,602)	(7,363,908)

	$12,004,468	$12,684,152

Depreciation expense was $1,244,079 and $1,291,733 for the years ended December 31, 2005 and 2004, respectively.
NOTE 5. DEPOSITS
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was approximately $33,483,000 and $30,283,000, respectively. The scheduled maturities of time deposits at December 31, 2005 are as follows:

2006	$65,416,697
2007	20,246,538
2008	7,936,944
2009	3,016,312
2010 and beyond	1,386,524

$98,003,015

At December 31, 2005 and 2004, overdraft deposit accounts reclassified to loans totaled $119,364 and $93,712, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. EMPLOYEE BENEFIT PLANS
     Pension Plan
The Company provides pension benefits for eligible employees through a defined benefit pension plan. All employees that meet certain age and length requirements participate in the retirement plan on a noncontributing basis. The Company elected during 2005 to change its measurement date from September 30 to December 31, to coincide with its fiscal year end. Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

	December 31,
	2005	2004
Changes in benefit obligations:
Obligations at beginning of year	$4,640,817	$3,493,483
Service cost	537,017	451,267
Interest cost	277,739	227,076
Benefits paid	(196,278)	(393,981)
Actuarial losses	930,970	862,972

Obligations at end of year	$6,190,265	$4,640,817

Changes in plan assets:
Fair value of assets at beginning of year	$2,938,378	$3,317,249
Actual return on assets	249,320	15,110
Company contributions	1,000,000	—
Benefits paid	(196,278)	(393,981)

Fair value of assets at end of year	$3,991,420	$2,938,378

Funded status at end of year:
Plan assets less than obligations	$(2,198,845)	$(1,702,439)
Unrecognized losses	3,457,912	2,851,535
Unrecognized prior service cost	205,554	214,668
Unrecognized transition obligation	—	672
Additional minimum liability adjustment	(2,325,719)	(2,008,907)

Prepaid (accrued) pension cost on balance sheet	$(861,098)	$(644,471)

Accumulated benefit obligation	$4,852,518	$3,582,849

Costs recognized during the year:
Service cost	$537,017	$451,267
Interest cost	277,739	227,076
Expected return on plan assets	(205,604)	(248,793)
Amortization of prior losses	280,877	213,212
Amortization of service costs	9,114	9,114
Amortization of transition obligation	672	8,124

Total costs recognized in expense	$899,815	$660,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. EMPLOYEE BENEFIT PLANS (Continued)
     Pension Plan (Continued)
As of December 31, 2005 and 2004, the pension plan had accumulated benefit obligations in excess of plan assets, in which case the Company is required to establish a minimum liability at least equal to the amount by which the accumulated benefit obligation exceeds the fair value of the plan assets. The additional minimum liability adjustment recorded in 2005 of $316,812 was increased by an intangible asset adjustment of $9,786 and offset by an accumulated other comprehensive loss adjustment of $326,598. The additional minimum liability adjustment recorded in 2004 was offset by an intangible asset of $215,340 and accumulated other comprehensive loss of $1,793,567.

	December 31,
	2005	2004
Assumptions used in computations:
In computing ending obligations:
Discount rate	5.75%	6.25%
Rate of compensation increase	3.00%	3.00%
In computing expected return on plan assets	7.50%	7.50%
To determine the expected rate of return on plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. The approximate allocation of plan assets as of December 31, 2005 and 2004 is as follows:

	2005	2004
Fixed income	27%	25%
Equities	70%	70%
Cash and cash equivalents	3%	5%
Plan fiduciaries set investment policies and strategies for the plan assets. Long-term strategic investment objectives include capital appreciation through balancing risk and return.
The Company expects to contribute $750,000 to the plan during 2006.
Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Fiscal Year	Amount
2006	$13,499
2007	13,499
2008	13,499
2009	13,499
2010	42,813
2011-2015	772,789

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. EMPLOYEE BENEFIT PLANS (Continued)
     401(K) Plan
The Company has also established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation up to 25%, subject to certain limits based on federal tax laws. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company matches up to 50% of employee’s contributions up to 4% of their salary. Total expense recorded for the Company’s match was approximately $97,000 and $80,000 for December 31, 2005 and 2004, respectively.
     Employee Stock Ownership Plan
In connection with the minority stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees with an effective date of June 29, 2005. The ESOP purchased 440,700 shares of common stock from the minority stock offering with proceeds from a ten-year note in the amount of $4,407,000 from the Company. The Company’s Board of Directors determines the amount of contribution to the ESOP annually, but is required to make contributions sufficient to service the ESOP’s debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. In 2005, employees are eligible if they were employed as of the effective date of the plan through December 31, 2005 and had 1,000 hours of service during the year In subsequent years, an employee becomes eligible on January 1st or July 1st immediately following the date they complete one year of service. Company dividends on allocated shares will be paid to employee accounts. Dividends on unallocated shares held by the ESOP will be applied to the ESOP note payable.
Contributions to the ESOP during 2005 were $278,346.
Compensation expense for shares committed to be released under the Company’s ESOP in 2005 was $241,579. Shares held by the ESOP were as follows:

Shares released for allocation	220,350
Unearned	4,186,650

Total ESOP shares	4,407,000

Fair value of unearned shares	$4,823,021

NOTE 7. DEFERRED COMPENSATION PLANS
The Company has entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the remaining expected service period. The Company has purchased life insurance policies which they intend to use to finance this liability. Cash surrender value of life insurance of $7,987,442 and $7,690,065 at December 31, 2005 and 2004, respectively, is separately stated on the consolidated balance sheets. Accrued deferred compensation of $1,662,282 and $1,426,282 at December 31, 2005 and 2004, respectively, is included in other liabilities. Aggregate compensation expense under the plans was $281,600 and $391,334 for 2005 and 2004, respectively.
The Company has also entered into deferred salary agreements with certain officers electing to defer a portion of their salary. These amounts are expensed and the plan accumulates the deferred salary plus earnings. At December 31, 2005 and 2004, the liability for these agreements was $183,200 and $127,369, respectively, and is included in other liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2005 were $237,222. There were no securities sold under repurchase agreements at December 31, 2004.
NOTE 9. OTHER BORROWINGS
Other borrowings consist of the following:

	December 31,
	2005	2004
Advance from Federal Home Loan Bank with interest at a fixed rate of	$25,000,000	$25,000,000
4.70% until September 14, 2006, due September 14, 2011
Advance from Federal Home Loan Bank with interest at a fixed rate of	—	5,000,000
3.02%, due October 18, 2007
Advance from Federal Home Loan Bank with interest at a fixed rate of	—	5,000,000
2.12%, due August 8, 2005
Advance from Federal Home Loan Bank with interest at a daily	10,000,000	—
variable rate, 4.44% at December 31, 2005, due November 27, 2006
Advance from Federal Home Loan Bank with interest at a fixed rate of	5,000,000	5,000,000
3.71% until September 17, 2009, due September 17, 2014
Advance from Federal Home Loan Bank with interest at a fixed rate of	5,000,000	—
4.23% until August 17, 2010, due August 17, 2015
Advance from Federal Home Loan Bank with interest at a fixed rate of	5,000,000	5,000,000
3.40% until December 10, 2007, due December 10, 2009
Advance from Federal Home Loan Bank with interest at a fixed rate of	—	3,000,000
2.71%, due March 23, 2005
Advance from Federal Home Loan Bank with interest at a fixed rate of	—	3,000,000
2.93%, due June 23, 2005

	$50,000,000	$51,000,000

The advances from Federal Home Loan Bank are collateralized by the pledging of a blanket lien on all first mortgage loans and other specific loans, as well as FLHB stock.
Other borrowings at December 31, 2005 have maturities in future years as follows:

2006	$10,000,000
2007	—
2008	—
2009	5,000,000
2010 and beyond	35,000,000

$50,000,000

The Company and subsidiary Bank have available unused lines of credit with various financial institutions totaling approximately $6,500,000 at December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. INCOME TAXES
The income tax expense in the consolidated statements of income consists of the following:

	Years Ended December 31,
	2005	2004
Current	$1,814,607	$1,164,202
Deferred	(720,088)	385,939

	$1,094,519	$1,550,141

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2005	2004
Tax at federal income tax rate	$1,375,305	$1,728,353
Increase (decrease) resulting from:
Tax-exempt interest	(85,846)	(104,696)
Bank owned life insurance	(101,108)	(104,380)
State income taxes	21,888	26,610
Employee Stock Ownership Plan	(12,501)	—
Other	(103,219)	4,254

Provision for income taxes	$1,094,519	$1,550,141

Net deferred income tax assets of $3,110,404 and $1,621,469 at December 31, 2005 and 2004, respectively, are included in other assets. The components of deferred income taxes are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Loan loss reserves	$848,437	$543,098
Deferred compensation	731,918	616,178
Organizational cost	26,469	38,565
Minimum pension liability	1,046,411	926,669
Unrealized loss on securities available for sale	990,702	341,597
Nonaccrual loans	33,588	49,102
Other	5,628	15,297

	3,683,153	2,530,506

Deferred tax liabilities:
Depreciation and amortization	199,948	484,360
Deferred pension costs	306,004	365,420
Prepaid expenses	66,797	59,257

	572,749	909,037

Net deferred tax assets	$3,110,404	$1,621,469

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
Loan Commitments
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.
The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2005	2004
Commitments to extend credit	$28,918,623	$24,256,995
Financial standby letters of credit	1,209,242	1,099,765

	$30,127,865	$25,356,760

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary.
At December 31, 2005 and 2004, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2005 and 2004.
Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. CONCENTRATIONS OF CREDIT
The Company makes commercial, residential, construction, agricultural, agribusiness and consumer loans to customers primarily in counties in Southwest Georgia. A substantial portion of the Company’s customers’ abilities to honor their contracts is dependent on the business economy in the geographical area served by the Bank.
A substantial portion of the Company’s loans are secured by real estate in the Company’s primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate conditions in the Company’s primary market area.
The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $11,565,000.
NOTE 13. REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2005, there were no retained earnings available for dividend declaration without regulatory approval.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2005 and 2004, the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2005, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. REGULATORY MATTERS (Continued)
The Company and Bank’s actual capital amounts and ratios are presented in the following table.

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total Capital to Risk Weighted Assets
HeritageBank of the South	$57,073,000	20.81%	$21,938,000	8.0%	$27,422,000	10.0%
Tier I Capital to Risk Weighted Assets:
HeritageBank of the South	$53,643,000	19.56%	$10,969,000	4.0%	$16,453,000	6.0%
Tier I Capital to Average Assets:
HeritageBank of the South	$53,643,000	15.63%	$13,724,000	4.0%	$17,156,000	5.0%
As of December 31, 2004
Total Capital to Risk Weighted Assets
HeritageBank of the South	$37,182,000	13.7%	$21,768,000	8.0%	$27,211,000	10.0%
Tier I Capital to Risk Weighted Assets:
HeritageBank of the South	$34,217,000	12.6%	$10,884,000	4.0%	$16,326,000	6.0%
Tier I Capital to Average Assets:
HeritageBank of the South	$34,217,000	10.1%	$13,578,000	4.0%	$16,973,000	5.0%
Effective January 1, 2005, Heritage Financial Group became subject to Georgia capital requirements for holding companies. At December 31, 2005, Heritage Financial Group had total equity of $69.0 million or 19.0% of total assets as of that date. Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier I leverage capital of $70.3 million or 19.7%, which is $56.0 million above the 4.0% requirement.
Under federal law, the Bank is subject to the qualified thrift lender test. The qualified thrift lender test requires a savings institution to have at least 65% of its portfolio assets in housing related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met.
As a Georgia savings bank, the Bank is subject to less restrictive regulations. Under Georgia regulations, the Bank is required to have no more than 50% of its assets in commercial real estate and business loans.
NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.
Cash, Due From Banks, Interest-Bearing Deposits in Banks and Federal Funds Sold: The carrying amount of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximates fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Securities: Fair value of securities is based on available quoted market prices. The carrying amount of equity securities with no readily determinable fair value approximates fair value.
Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable.
Deposits: The carrying amount of demand deposits, savings deposits and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.
Federal Funds Purchased, Repurchase Agreements and Other Borrowings: The carrying amount of variable rate borrowings and federal funds purchased and securities sold under agreements to repurchase approximates fair value. The fair value of fixed rate other borrowings are estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.
Accrued Interest: The carrying amount of accrued interest approximates their fair value.
Off-Balance-Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance-sheet financial instruments is based on fees charged to enter into such agreements.
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks and interest-bearing deposits in banks	$11,886,133	$11,886,133	$7,041,909	$7,041,919

Federal funds sold	$6,820,000	$6,820,000	$12,783,000	$12,783,000

Securities available for sale	$64,866,021	$64,866,021	$59,287,595	$59,287,595

Federal home loan bank stock	$2,927,000	$2,927,000	$2,957,300	$2,957,300

Loans	$254,110,534	$242,739,000	$238,239,791	$235,848,000
Allowance for loan losses	3,617,678	—	2,964,589	—

Loans, net	$250,492,856	$242,739,000	$235,275,202	$235,848,000

Accrued interest receivable	$1,666,629	$1,666,629	$1,425,871	$1,425,871

Corporate credit union membership shares	$—	$—	$553,834	$553,834

Financial liabilities:
Deposits	$238,640,269	$239,249,764	$248,542,720	$249,014,000

Federal funds purchased and securities sold under agreements to repurchase	$237,222	$237,222	$—	$—

Other borrowings	$50,000,000	$49,898,548	$51,000,000	$49,836,000

Accrued interest payable	$223,207	$223,207	$208,206	$208,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
Assets
Cash and due from banks	$1,824,357	$16,813
Interest-bearing deposits in banks	—	100,567
Federal funds sold	3,905,000	—
Investment securities	9,652,214	4,030,567
Investment in subsidiary	52,918,259	34,341,629
Fixed assets	512,945	527,472
Other assets	170,872	116,706

Total assets	$68,983,647	$39,133,754

Stockholders’ equity	$68,983,647	$39,133,754

Total liabilities and stockholders’ equity	$68,983,647	$39,133,754

CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Income
Interest	$351,247	$207,273
Gain (loss) on sale of securities	(12,285)	92,606

Total income	338,962	299,879

Expense
Depreciation	14,527	14,527
Other expense	725,899	286,556

Total expense	740,426	301,083

Loss before income tax benefits and equity in undistributed earnings of subsidiary	(401,464)	(1,204)
Income tax benefits	133,845	1,417

Income (loss) before equity in undistributed earnings of subsidiary	(267,619)	213
Equity in undistributed earnings of subsidiary	3,218,114	3,533,037

Net income	$2,950,495	$3,533,250

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP (PARENT COMPANY ONLY) (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
OPERATING ACTIVITIES
Net income	$2,950,495	$3,533,250

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,527	14,527
Gain (loss) on sale of securities	12,285	(92,606)
Undistributed earnings of subsidiary	(3,218,114)	(3,533,037)
Other operating activities	132,894	(12,523)

Total adjustments	(3,058,408)	(3,623,639)

Net cash used in operating activities	(107,913)	(90,389)

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	100,567	(59,538)
Increase in federal funds sold	(3,905,000)	—
Purchases of securities	(8,423,529)	(4,531,230)
Proceeds from maturities of securities	228,303	1,186,865
Proceeds from sale of securities	2,089,637	3,401,662

Net cash used in investing activities	(9,910,022)	(2,241)

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of stock issuance costs	28,011,061	—
Shares released to employee stock ownership plan	241,579	—
Capital invested in subsidiary bank	(16,258,542)	—
Dividends paid to stockholders	(168,619)	—

Net cash provided by financing activities	11,825,479	—

Net increase (decrease) in cash and due from banks	1,807,544	(92,630)

Cash and due from banks at beginning of year	16,813	109,443

Cash and due from banks at end of year	$1,824,357	$16,813

NOTE 16. SUBSEQUENT EVENT
On March 14, 2006, the Company and the Bank entered into an agreement with Ameris Bancorp (“Ameris”) and two of its banking subsidiaries. Under the agreement, the Company and the Bank will enter into a series of transactions with Ameris resulting in the Bank being able to lawfully operate a new branch in the state of Florida. The opening of the branch is subject to the receipt of regulatory approval and the completion of the transactions with Ameris. As part of the agreement, the Bank will make a $1 million payment to Ameris. The Bank is conducting a search to determine where it will locate the new branch in Florida.