Form 10QSB
period 2006-03-31
Heritage Financial Group
filed 2006-05-15
CIK 1320002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006 — Commission File Number 000-51305

HERITAGE FINANCIAL GROUP
(A United States Corporation)
IRS Employer Identification Number 45-0479535
310 W. Oglethorpe Blvd., Albany, GA 31701
229-420-0000
Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes ☐       No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:
At May 8, 2006 there were 11,241,250 shares of issuer’s common stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☒

HERITAGE FINANCIAL GROUP

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS AS OF
MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$7,601,933	$10,499,084
Interest-bearing deposits in banks	1,596,184	1,387,046
Federal funds sold	7,724,000	6,820,000
Securities available for sale, at fair value	63,527,904	64,866,021
Federal home loan bank stock, at cost	2,724,400	2,927,000
Loans	256,718,670	254,110,534
Less allowance for loan losses	3,648,850	3,617,678

Loans, net	253,069,820	250,492,856
Premises and equipment, net	11,788,944	12,004,468
Accrued interest receivable	1,551,024	1,666,629
Foreclosed assets	112,385	59,272
Cash surrender value of bank owned life insurance	8,059,340	7,987,442
Other assets	5,197,210	5,086,968

	$362,953,144	$363,796,786

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$14,510,613	$14,059,406
Interest-bearing	228,470,467	224,580,863

Total deposits	242,981,080	238,640,269
Other borrowings	45,000,000	50,000,000
Federal funds purchased and securities sold under agreements to repurchase	275,626	237,222
Other liabilities	5,341,184	5,935,648

Total liabilities	293,597,890	294,813,139

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,241,250 shares issued and outstanding	112,413	112,413
Capital surplus	37,143,315	37,126,877
Retained earnings	39,045,402	38,717,576
Accumulated other comprehensive loss	(2,869,401)	(2,786,569)
Unearned employee stock ownership (ESOP) shares, 407,648 and 418,665 shares	(4,076,475)	(4,186,650)

Total stockholders’ equity	69,355,254	68,983,647

	$362,953,144	$363,796,786

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest income
Interest and fees on loans	$4,343,114	$3,794,317
Interest on taxable securities	658,718	587,626
Interest on nontaxable securities	61,456	81,554
Interest on federal funds sold	112,102	53,878
Interest on deposits in other banks	15,681	8,869

	5,191,071	4,526,244

Interest expense
Interest on deposits	1,158,570	966,430
Interest on other borrowings	543,970	469,848

	1,702,540	1,436,278

Net interest income	3,488,531	3,089,966
Provision for loan losses	90,000	100,000

Net interest income after provision for loan losses	3,398,531	2,989,966

Noninterest income
Service charges on deposit accounts	599,590	661,074
Other service charges, commissions and fees	219,147	219,905
Brokerage fees	125,706	128,785
Mortgage origination fees	100,880	46,651
Bank owned life insurance	71,898	71,396
Loss on sale of securities	—	(922)
Other	94,967	101,938

	1,212,188	1,228,827

Noninterest expense
Salaries and employee benefits	2,165,961	1,677,017
Equipment	340,124	460,369
Occupancy	267,576	232,845
Advertising and marketing	79,221	67,727
Legal and accounting	202,301	106,452
Directors fees and retirement	89,109	71,244
Telephone	63,139	61,645
Supplies	64,899	60,565
Data processing fees	165,670	91,357
Other operating	434,280	306,372

	3,872,280	3,135,593

Income before income taxes	738,439	1,083,200
Applicable income taxes	241,994	351,779

Net income	$496,445	$731,421

Basic earnings per share	$0.05	$0.09

Diluted earnings per share	$0.05	$0.09

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net income	$496,445	$731,421

Other comprehensive income (loss):
Net unrealized holding losses arising during period, net of tax benefits of $54,445 and $413,128	(82,832)	(629,649)
Reclassification adjustment for losses included in net income, net of tax benefit of $366	—	556

Total other comprehensive loss	(82,832)	(629,093)

Comprehensive income	$413,613	$102,328

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND
THE YEAR ENDED DECEMBER 31, 2005
(Unaudited)

	Common Stock
			Capital
	Shares	Par Value	Surplus
Balance, December 31, 2004	1,000	$10	$4,799,990
Net income	—	—	—
Cash dividend declared, $.05 per share
Other comprehensive loss
Issuance of 7,867,875 shares of common stock to Heritage, MHC	7,867,875	78,679	(78,679)
Sale of 3,372,375 shares of common stock in an initial public offering, net of issuance costs	3,372,375	33,724	32,384,337
ESOP shares earned, 22,035 shares	—	—	21,229

Balance, December 31, 2005	11,241,250	112,413	37,126,877
Net income	—	—	—
Cash dividend declared, $.05 per share	—	—	—
Other comprehensive loss	—	—	—
ESOP shares earned, 11,017 shares	—	—	16,438

Balance, March 31, 2006	11,241,250	$112,413	$37,143,315

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND
THE YEAR ENDED DECEMBER 31, 2005
(Unaudited)

		Accumulated
		Other
	Unearned	Comprehensive
Retained	ESOP	Income
Earnings	Shares	(Loss)	Total
$35,935,700	$—	$(1,601,946)	$39,133,754
2,950,495		—	2,950,495
(168,619)			(168,619)
		(1,184,623)	(1,184,623)
—	—	—	—
—	(4,407,000)	—	28,011,061
—	220,350	—	241,579

38,717,576	(4,186,650)	(2,786,569)	68,983,647
496,445	—	—	496,445
(168,619)	—	—	(168,619)
—	—	(82,832)	(82,832)
—	110,175	—	126,613

$39,045,402	$(4,076,475)	$(2,869,401)	$69,355,254

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS
ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$496,445	$731,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278,886	380,191
Provision for loan losses	90,000	100,000
ESOP compensation expense	126,613	—
Net losses on sale of securities available for sale	—	922
Net (increase) decrease in foreclosed assets	(53,113)	87,679
Increase in bank owned life insurance	(71,898)	(71,396)
(Increase) decrease in interest receivable	115,605	(52,623)
Increase (decrease) in interest payable	26,187	(28,597)
Increase in taxes payable	121,983	836,008
Net other operating activities	(798,431)	(783,477)

Total adjustments	(164,168)	468,707

Net cash provided by operating activities	332,277	1,200,128

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(209,138)	(720,910)
Purchases of securities available for sale	(995,156)	(17,472,752)
Proceeds from maturities of securities available for sale	1,195,996	1,627,458
Proceeds from sale of securities available for sale	1,000,000	3,504,750
Net change in Federal home loan bank stock	202,600	255,300
(Increase) decrease in federal funds sold	(904,000)	9,314,000
Increase in loans, net	(2,666,964)	(2,237,522)
Purchase of premises and equipment	(63,362)	(101,319)

Net cash used in investing activities	(2,440,024)	(5,830,995)

FINANCING ACTIVITIES
Increase in deposits	4,340,811	8,953,970
Increase in federal funds purchased and securities sold under agreements to repurchase	38,404	147,910
Repayment of other borrowings	(5,000,000)	(6,000,000)
Dividends paid to shareholders	(168,619)	—

Net cash provided by (used in) financing activities	(789,404)	3,101,880

Net decrease in cash and due from banks	(2,897,151)	(1,528,987)
Cash and due from banks at beginning of year	10,499,084	6,621,232

Cash and due from banks at end of year	$7,601,933	$5,092,245

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES
The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.
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
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan. The weighted average number of shares outstanding was 10,829,930 for the three months ended March 31, 2006, and 7,868,875 for the three months ended March 31, 2005. Earnings per share of $.05 were reported for the three months ended March 31, 2006 and $.09 for the three months ended March 31, 2005.
Prior to June 29, 2005, the Company had 1,000 shares of common stock outstanding held by its sole shareholder, Heritage, MHC. In connection with the issuance of 3,372,375 shares of common stock in the public offering completed on June 29, 2005, the Company issued an additional 7,867,875 shares to that shareholder so that it would own 70% of the Company’s outstanding shares after the public offering. All per share information has been adjusted to give effect to the issuance of those 7,867,875 as if it had occurred on January 1, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
Forward-Looking Statements.
     This report contains certain ‘forward-looking statements’ which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” with respect to our financial condition. Results of operations and business are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.
General
     Heritage Financial Group (“the Company”) is the parent holding company of HeritageBank of the South (“the Bank”). The Company is in a mutual holding company structure and 70% of its outstanding common stock is owned by Heritage, MHC (“MHC”), a federal mutual holding company.
     The principal business of the Company is operating our wholly owned subsidiary, the Bank. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans and investment and mortgage-backed securities, and the interest we pay on our interest-bearing liabilities, consisting of savings and checking accounts, money market accounts, time deposits, federal funds purchased and securities sold under agreements to repurchase and other borrowings. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of service charges on deposit accounts, mortgage origination fees, transaction fees, bank-owned life insurance, and commissions from investment services. Noninterest expense consists primarily of salaries and employee benefits, occupancy, equipment and data processing, advertising, professional fees and other costs. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.
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
     The Company completed an initial public stock offering on June 29, 2005. We sold 3,372,375 shares of common stock in that offering for $10.00 per share. The Company’s employee stock ownership plan (the “ESOP”) purchased 440,700 shares with the proceeds of a loan from the Company. The Company received net proceeds of $32.4 million in the public offering, 50% of which was contributed to the Bank and $4.4 million of which was loaned to the ESOP for its purchase of shares in the offering. The Company also issued an additional 7,867,875 shares of common stock to MHC, so that MHC would own 70% of the outstanding common stock at the close of the offering.

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
     We continue to implement our business strategy, as set forth in our Form 10-KSB which was filed with the Securities and Exchange Commission on March 30, 2006. A critical component of this strategy includes increasing our commercial loan portfolio. During the first quarter of 2006, our commercial real estate, business and multifamily loans increased $5.1 million or 5.1% to $105.7 million. Our ability to continue to grow our commercial loan portfolio is critical to the success of our long term business strategy.
     Another key component of our business strategy is the expansion of our operations outside of the Southwest Georgia market. During the first quarter of 2006, we announced that we entered into an agreement with Ameris Bancorp. to enter into a series of transactions that will allow us to operate a branch of our Bank in Florida. As part of that agreement, we will make a payment of $1 million to Ameris. We expect that we will be able to begin operating a branch in Florida during the third quarter of 2006, subject to approval of various regulatory authorities. Operating a branch outside of the Southwest Georgia market subjects us to additional risk factors. These risk factors include, but are not limited to the following: management of employees from a distance, lack of knowledge of the local market, additional credit risks, logistical operational issues, and time constraints of management. These risk factors, as well as others we have not identified, may affect our ability to successfully operate outside of our current market area.
     Critical Accounting Policies. We have not changed any of our critical accounting policies since those disclosed in our Form 10-KSB which was filed with the Securities and Exchange Commission on March 30, 2006. Those accounting policies relate to the judgments and estimates used in the preparation of our financial statements in the calculation of the allowance for loan losses, the accounting for impaired loans and the provision for income taxes.
     Off Balance Sheet Liabilities. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. A summary of the Company’s commitments as of March 31, 2006, is as follows:

(In thousands)
Commitments to extend credit	$30,885
Financial stand-by letters of credit	1,186

$32,071

Comparison of Financial Condition at March 31, 2006 and December 31, 2005
     Total assets decreased $844,000, or 0.2% to $362.9 million at March 31, 2006, from $363.8 million at December 31, 2005. Cash and due from banks, interest bearing deposits in banks, and federal funds sold decreased $1.8 million or 9.6% from $18.7 million at December 31, 2005, to $16.9 million at March 31, 2006. This decrease occurred as we continued to use capital raised in our public offering to fund loan growth and reduce other borrowings. Total earning assets increased $2.4 million or 0.7% to $329.6 million at March 31, 2006, from $327.2 million at December 31, 2005. Total loans increased $2.6 million at March 31, 2006 as compared to December 31, 2005. Other earning assets decreased $250,000 during the first quarter of 2006.
     Total liabilities decreased $1.2 million or 0.4% to $293.6 million at March 31, 2006 compared with $294.8 million at December 31, 2005. The majority of this decrease was in interest bearing liabilities, which decreased $1.1 million or 0.4%, to $273.7 million at March 31, 2006, from $274.8 million at December 31, 2005. During the first quarter of 2006, we repaid $5 million of floating rate Federal Home Loan Bank advances, lowering the total amount of other borrowings to $45 million compared with $50 million at December 31, 2005. Deposits increased $4.4 million or 1.8% to $243.0 million compared with $238.6 at December 31, 2005. Interest bearing deposits made up the majority of this increase, rising 1.7% or $3.9 million during the period.
     Total equity increased $372,000 to $69.4 million at March 31, 2006, compared with $69.0 million at December 31, 2005. Net income of $496,000 for the first quarter of 2006 and the allocation of $127,000 in ESOP shares increased equity, which was offset by dividends of $169,000, and unrealized losses on available for sale securities of $82,000.
Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005
     General. During the quarter ended March 31, 2006, our net income declined by $235,000 or 32% to $496,000 compared to $731,000 for the quarter ended March 31, 2005. This decrease was due primarily to an increase in noninterest expenses, which was offset by an increase in net interest income as we continued to deploy capital raised in our initial public offering.
     Interest Income. Total interest income for the three months ended March 31, 2006, increased $665,000 to $5.2 million, compared to $4.5 million during the first quarter of 2005. The increase was the result of a 60 basis points increase in yield on average earning assets to 6.28% during the first quarter of 2006 as compared to the yield of 5.68% earned during the first quarter of 2005. This increase was due to the overall rise in interest rates, and a shift in the loan portfolio to higher yielding commercial loans. Average interest earning assets increased $11.8 million for the quarter ending March 31, 2006, compared with the same period in 2005.
     Interest Expense. Total interest expense increased $266,000 to $1.7 million for the three months ended March 31, 2006, compared to $1.4 million during the same period in 2005. The average cost of funds increased 51 basis points to 2.49% in the first quarter of 2006 compared with the same period in 2005, due to a general rise in interest rates. This increase was partially offset by a decrease in average interest bearing liabilities of $16.8 million in the first quarter of 2006 compared with the first quarter of 2005. This decrease occurred as we used proceeds from our initial public offering to fund our loan portfolio, rather than higher priced deposits and other borrowings.

     Net Interest Income. Net interest income of $3.5 million for the three months ended March 31, 2006, was a $399,000 or 12.9% increase from the $3.1 million in net interest income for the comparable period in 2005. The net interest spread increased 9 basis points for the first quarter of 2006 compared with the comparable period in 2005. The net interest margin improved 34 basis points to 4.22% for the three months ended March 31, 2006. This increase was due to the slight increase in spread, and our effort to deploy our capital by reducing interest bearing liabilities. During the first quarter of 2006, the Federal Reserve Board raised the targeted federal funds rate 50 basis points to 4.75%. The Federal Reserve Board again raised the targeted federal funds rate 25 basis points to 5.00% on May 10, 2006, marking the sixteenth consecutive increase of 25 basis points since June of 2004. These increases have raised the targeted federal funds rate 4.00% since June of 2004. These increases, along with our focus to carefully price our loans and deposits, have allowed us to improve our net interest spread. We feel that the current environment of rising interest rates is likely to end in the near future. As rates flatten, or decline, we may not be able to continue to grow or net interest spread. In addition, if rates decline, we may see our net interest spread decline. Therefore, we believe our ability to grow net interest income in the future will be based largely on our ability to grow interest earning assets, particularly loans, and less on our ability to improve our spread.
     Provision for Loan Losses. During the quarter ended March 31, 2006, we recorded a $90,000 provision for loan losses, which was relatively flat compared to a $100,000 provision during the same period in 2005. Nonperforming loans increased $113,000 during the quarter to $878,000 at March 31, 2006. Nonperforming loans to total loans remained level at 0.33% at March 31, 2006, and December 31, 2005, as did nonperforming assets at 0.37%. Annualized net charge-offs to average outstanding loans declined to .09% for the three months ending March 31, 2006 compared to .17% during the same period of 2005. The allowance for loan losses as a percentage of total loans remained level at 1.43% for March 31, 2006 and December 31, 2005, increasing from 1.24% at March 31, 2005.
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
     Noninterest Income. Noninterest income declined by $17,000 to $1.2 million for the quarter ended March 31, 2006, compared to the comparable period in 2005. A decrease in services charges on deposit accounts of $61,000 was partially offset by an increase in mortgage origination fees of $54,000. The decrease in service charges on deposit accounts was due to a decrease in total deposits in the first quarter of 2006 when compared to the first quarter of 2005. The increase in mortgage origination fees was due to a more favorable local mortgage market in the first quarter of 2006. Brokerage fees decreased $3,000 during the first quarter of 2006 when compared to the first quarter of 2005.

     Noninterest Expense. Noninterest expense increased $737,000 or 23.5% to $3.9 million for the 2006 quarter compared to $3.1 million for the 2005 quarter. The reason for the increase in noninterest expense in the 2006 quarter compared to the 2005 quarter was an increase in salary and employee benefits of $489,000. This increase consisted of increases in both salaries and employee benefits, including an increase of $127,000 for the Company’s ESOP plan, which was implemented in June of 2005. Legal and accounting fees increased $96,000 in the first quarter of 2006 compared with the first quarter of 2005. This increase consisted of higher professional fees associated with the Company being a public company in the first quarter of 2006, compared to a private company in the first quarter of 2005, and in consulting on various transactions. Data processing fees increased $74,000 due to the Company’s conversion of core processing systems in the third quarter 2005. Equipment and occupancy decreased $86,000, as the Company has been making efforts to reduce costs in those areas. Directors fees and retirement increased $18,000 and marketing increased $12,000 in the first three months of 2006 compared with the first three months of 2005. Telephone, supplies and other operating expenses increased $134,000 during the first quarter of 2006 compared with the same period in 2005. These increases include expenses related to our efforts to pursue potential branching opportunities. As we look to expand the market areas we serve, we expect these expenses to continue to be incurred.
     Income Tax Expense. Income tax expense was $110,000 less during the three months ended March 31, 2006, when compared to the three months ended March 31, 2005 as a result of the decrease in net income before taxes. The effective tax rate was 32.7% for the 2006 quarter, compared to 32.5% for the 2005 quarter.

Liquidity and Capital Resources
     Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credits needs and the ability of the Company to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest earning assets and interest bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short-term notice if needed.
     The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset and Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2006, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.
     The consolidated statement of cash flows for the three months ended March 31, 2006 and 2005, detail cash flows from operating, investing and financing activities. For the three months ended March 31, 2006, net cash provided by operating activities was $332,000, while investing activities used $2.4 million, primarily to fund loan growth, and financing activities used $789,000, resulting in a net decrease in cash during the three month period of $2.9 million.
Regulatory Capital Ratios for HeritageBank of the South at March 31, 2006
     The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities. The following table reflects the Bank’s compliance at March 31, 2006 with regulatory capital requirements. These calculations are based on total risk weighted assets of $279.6 million as of March 31, 2006 and average total assets of $349.7 million for the three months ended March 31, 2006.

					Minimum Required to
					Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets	$57,692	20.6%	$22,371	8.0%	$27,964	10.0%
Tier I Capital to Risk Weighted Assets	54,195	19.4	11,186	4.0	16,778	6.0
Tier I Capital to Average Assets	54,195	15.5	13,987	4.0	17,483	5.0
     Heritage Financial Group is also subject to Georgia capital requirements for bank holding companies. At March 31, 2006, Heritage Financial Group had total equity of $69.4 million or 19.1% of total assets as of that date. Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier I leverage capital of $71.1 million or 19.6%, which is $56.6 million above the 4.0% requirement.

ITEM 3. CONTROLS AND PROCEDURES
An evaluation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”) as of March 31, 2006, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a — 15(f) under the Act) that occurred during the quarter ended March 31, 2006 that has materially affected, or is likely to materially affect our internal control over financial reporting.
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

PART II — OTHER INFORMATION
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

		Reference to
		Prior Filing
Regulation S-B		or Exhibit Number
Exhibit Number	Document	Attached Hereto
31	Rule 13a-14(a)/15d-14(a) Certifications	31

32	Section 1350 Certifications	32

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP
Date: May 15, 2006	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ Tammy W. Burdette
Tammy W. Burdette
Executive Vice President and Chief Financial Officer