Form 10QSB
period 2006-06-30
Heritage Financial Group
filed 2006-08-11
CIK 1320002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006 – Commission File Number 000-51305

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
At July 24, 2006 there were 11,446,155 shares of issuer’s common stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

HERITAGE FINANCIAL GROUP
INDEX

Page
Number
PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2006 AND DECEMBER 31, 2005	3

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005	4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005	5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND THE YEAR ENDED DECEMBER 31, 2005	6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005	7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS	10

ITEM 3. CONTROLS AND PROCEDURES	19

PART II – OTHER INFORMATION	20

SIGNATURES	22

EXHIBITS

10.11 Heritage Financial Group 2006 Equity Incentive Plan
31.1 Rule 13a–14(a) Certification of Chief Executive Officer
31.2 Rule 13a–14(a) Certification of Chief Financial Officer
32 Section 1350 Certification
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005

	Unaudited	Audited
	June 30,	December 31,
	2006	2005
Assets

Cash and due from banks	$9,883,651	$10,499,084
Interest-bearing deposits in banks	489,606	1,387,046
Federal funds sold	18,717,000	6,820,000
Securities available for sale, at fair value	61,504,718	64,866,021
Federal home loan bank stock, at cost	2,949,400	2,927,000

Loans	262,566,171	254,110,534
Less allowance for loan losses	3,563,828	3,617,678

Loans, net	259,002,343	250,492,856

Premises and equipment, net	11,737,411	12,004,468
Accrued interest receivable	1,656,686	1,666,629
Foreclosed assets	128,103	59,272
Cash surrender value of bank owned life insurance	8,134,344	7,987,442
Other assets	7,133,966	5,086,968

	$381,337,228	$363,796,786

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$13,133,405	$14,059,406
Interest-bearing	243,440,379	224,580,863

Total deposits	256,573,784	238,640,269

Federal funds purchased and securities sold under repurchase agreements	655,986	237,222
Other borrowings	50,000,000	50,000,000
Other liabilities	6,334,452	5,935,648

Total liabilities	313,564,222	294,813,139

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,446,155 and 11,241,250 issued and outstanding	114,462	112,413
Capital surplus	39,789,423	37,126,877
Retained earnings	39,711,418	38,717,576
Accumulated other comprehensive loss	(3,279,752)	(2,786,569)
Unearned compensation	(2,508,725)	—
Unearned employee stock ownership plan (ESOP) shares, 396,630 and 418,665 shares	(3,966,300)	(4,186,650)

	69,860,526	68,983,647
Treasury stock, at cost, 158,200 shares	(2,087,520)	—

Total stockholders’ equity	67,773,006	68,983,647

	$381,337,228	$363,796,786

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income
Interest and fees on loans	$4,575,405	$3,877,015	$8,918,519	$7,671,333
Interest on taxable securities	650,827	567,693	1,309,545	1,155,319
Interest on nontaxable securities	61,635	79,421	123,091	160,975
Interest on federal funds sold	107,471	89,363	219,573	143,242
Interest on deposits in other banks	11,185	6,920	26,866	15,789

	5,406,523	4,620,412	10,597,594	9,146,658

Interest expense
Interest on deposits	1,315,576	994,114	2,474,146	1,960,544
Interest on other borrowings	522,703	452,051	1,066,673	921,899

	1,838,279	1,446,165	3,540,819	2,882,443

Net interest income	3,568,244	3,174,247	7,056,775	6,264,215
Provision for loan losses	(30,000)	364,555	60,000	464,555

Net interest income after provision for loan losses	3,598,244	2,809,692	6,996,775	5,799,660

Noninterest income
Service charges on deposit accounts	712,700	811,519	1,312,290	1,472,593
Other service charges, commissions and fees	234,390	218,635	453,537	438,540
Brokerage fees	140,870	151,939	266,576	280,724
Mortgage origination fees	121,258	129,423	222,138	176,074
Bank owned life insurance	75,004	74,364	146,902	145,760
Loss on sale of securities	—	(3,731)	—	(4,653)
Other	58,211	62,368	153,178	164,307

	1,342,433	1,444,517	2,554,621	2,673,345

Noninterest expense
Salaries and employee benefits	2,047,199	1,751,126	4,213,160	3,428,143
Equipment	287,517	451,834	627,641	912,203
Occupancy	236,408	238,813	503,984	471,658
Advertising and marketing	78,996	66,095	158,217	133,822
Legal and accounting	138,021	89,946	340,322	196,398
Directors fees and retirement	115,198	73,644	204,307	144,888
Telephone	64,276	62,017	127,415	123,662
Supplies	46,416	51,725	111,315	112,289
Data processing fees	246,808	101,243	412,478	192,600
Other operating	476,881	370,959	911,161	677,331

	3,737,720	3,257,402	7,610,000	6,392,994

Income before income taxes	1,202,957	996,807	1,941,396	2,080,011

Applicable income taxes	368,322	330,839	610,316	682,618

Net income	$834,635	$665,968	$1,331,080	$1,397,393

Basic earnings per share	$0.08	$0.08	$0.12	$0.18

Diluted earnings per share	$0.08	$0.08	$0.12	$0.18

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$834,635	$665,968	$1,331,080	$1,397,393

Other comprehensive income (loss):
Reclassification adjustment for (gains) losses included in net income, net of tax (benefit) of $- and $(1,479) for the quarter and $- and $(1,845) for the year to date	—	2,252	—	2,808
Unrealized holding gains (losses) arising during period, net of tax (benefit) of $(269,717) and $291,164 for the quarter and $(324,162) and $(118,876) for the year to date	(410,351)	443,171	(493,183)	(180,862)

Total other comprehensive income (loss)	(410,351)	445,423	(493,183)	(183,670)

Comprehensive income	$424,284	$1,111,391	$837,897	$1,213,723

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2006 (Unaudited) and the Year Ended December 31, 2005

								Accumulated
					Unearned			Other
	Common Stock		Capital	Retained	ESOP	Unearned	Treasury	Comprehensive
	Shares	Par Value	Surplus	Earnings	Shares	Compensation	Stock	Income (Loss)	Total
Balance, December 31, 2004	1,000	$10	$4,799,990	$35,935,700	$—	$—	$—	$(1,601,946)	$39,133,754
Net income	—	—	—	2,950,495	—	—	—	—	2,950,495
Cash dividends declared, $.05 per share	—	—	—	(168,619)	—	—	—	—	(168,619)
Other comprehensive loss	—	—	—	—	—	—	—	(1,184,623)	(1,184,623)
Issuance of 7,867,875 shares of common stock to Heritage, MHC	7,867,875	78,679	(78,679)	—	—	—	—	—	—
Sale of 3,372,375 shares of common stock in an initial public offering, net of issuance costs	3,372,375	33,724	32,384,337	—	(4,407,000)	—	—	—	28,011,061
ESOP shares earned, 22,035 shares	—	—	21,229	—	220,350	—	—	—	241,579

Balance, December 31, 2005	11,241,250	112,413	37,126,877	38,717,576	(4,186,650)	—	—	(2,786,569)	68,983,647
Net income	—	—	—	1,331,080	—	—	—	—	1,331,080
Cash dividends declared, $0.10 per share	—	—	—	(337,238)	—	—	—	—	(337,238)
Issuance of restricted shares of common stock	204,905	2,049	2,567,460	—	—	(2,569,509)	—	—	—
Amortization of unearned compensation, net of forfeitures	—	—	—	—	—	60,784	—	—	60,784
Compensation expense related to stock option plans	—	—	48,066	—	—	—	—	—	48,066
Repurchase of 158,200 shares for the treasury	—	—	—	—	—	—	(2,087,520)	—	(2,087,520)
Other comprehensive loss	—	—	—	—	—	—	—	(493,183)	(493,183)
ESOP shares earned, 22,035 shares	—	—	47,020	—	220,350	—	—	—	267,370

Balance, June 30, 2006	11,446,155	$114,462	$39,789,423	$39,711,418	$(3,966,300)	$(2,508,725)	$(2,087,520)	$(3,279,752)	$67,773,006

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$1,331,080	$1,397,393

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	543,623	743,413
Provision for loan losses	60,000	464,555
ESOP compensation expense	267,370	—
Stock option plan expenses	48,066	—
Amortization of unearned compensation	60,784	—
Net losses on sale of securities available for sale	—	4,653
Net (increase) decrease in foreclosed assets	(68,831)	162,810
Increase in bank owned life insurance	(146,902)	(145,760)
(Increase) decrease in interest receivable	9,943	(61,763)
Increase (decrease) in interest payable	36,160	(16,786)
Increase (decrease) in taxes payable	(204,679)	446,712
Net other operating activities	(1,155,513)	(110,046)

Total adjustments	(549,979)	1,487,788

Net cash provided by operating activities	781,101	2,885,181

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	897,440	(768,872)
Purchases of securities available for sale	(1,995,157)	(21,100,116)
Proceeds from maturities of securities available for sale	2,539,115	8,460,026
Proceeds from sale of securities available for sale	2,000,000	12,153,248
Net change in Federal home loan bank stock	(22,400)	255,300
Redemption of corporate credit union membership shares	—	553,834
Increase in federal funds sold	(11,897,000)	(17,294,000)
Increase in loans, net	(8,569,487)	(6,849,248)
Purchase of premises and equipment	(276,566)	(249,703)

Net cash used in investing activities	(17,324,055)	(24,839,531)

FINANCING ACTIVITIES
Increase (decrease) in deposits	17,933,515	(126,000)
Increase in federal funds purchased and securities sold under agreement to repurchase	418,764	191,923
Proceeds from other borrowings	10,000,000	550,000
Repayment of other borrowings	(10,000,000)	(6,000,000)
Proceed from sale of common stock, net of issuance costs	—	28,110,085
Purchase of treasury shares	(2,087,520)	—
Dividends paid to stockholders	(337,238)	—

Net cash provided by financing activities	15,927,521	22,726,008

Net increase (decrease) in cash and due from banks	(615,433)	771,658

Cash and due from banks at beginning of period	10,499,084	6,621,232

Cash and due from banks at end of period	$9,883,651	$7,392,890

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES
The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.
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
NOTE 2 – EARNINGS PER SHARE
Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan and unearned restricted stock grants. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist of stock options and unearned restricted stock grants.
Prior to June 29, 2005, the Company had 1,000 shares of common stock outstanding held by its sole shareholder, Heritage, MHC. In connection with the issuance of 3,372,375 shares of common stock in the public offering completed on June 29, 2005, the Company issued an additional 7,867,875 shares to Heritage, MHC, so that it would own 70% of the Company’s outstanding shares after the public offering. All per share information has been adjusted to give effect to the issuance of those 7,867,875 as if it had occurred on January 1, 2005.
The components used to calculate basic and diluted earnings per share are summarized below:

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic earnings per share:
Net income	$834,635	$665,968	$1,331,080	$1,397,393

Weighted average common shares outstanding	10,801,659	7,943,817	10,815,717	7,906,346

Total basic earnings per common share	$0.08	$0.08	$0.12	$0.18

Diluted earnings per share:
Net income	$834,635	$665,968	$1,331,080	$1,397,393

Weighted average common shares outstanding	10,801,659	7,943,817	10,815,717	7,906,346
Effect of dilutive stock options and restricted stock	3,787	—	1,894	—

Weighted average dilutive common shares outstanding	10,805,446	7,943,817	10,817,611	7,906,346

Total diluted earnings per common share	$0.08	$0.08	$0.12	$0.18

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 – STOCK BASED COMPENSATION
On May 17, 2006 our shareholders approved the 2006 Equity Incentive Plan (“the Plan”), which is included in Exhibit 10.11. The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, to provide directors, advisory directors, officers and employees of Heritage Financial Group and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence and to provide such individuals with an equity interest in Heritage Financial Group. Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 771,149 shares, of which 550,281 were available as stock options or stock appreciation rights and 220,328 shares were available as restricted stock awards. On May 19, 2006, the Compensation Committee of the Board of Directors granted stock options and tandem stock appreciation rights totaling 513,105 shares and granted restricted stock awards totaling 204,905 shares. All stock options, stock appreciation rights and restricted stock awards vest over a period of five years.
The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to five years). The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period. As of June 30, 2006, we have unearned compensation of $2,508,725 associated with these awards. For the three and six months ended June 30, 2006, we recognized compensation expense of $60,784.
On May 19, 2006, the Company adopted FASB 123R, Share Based Payment. As a result of adopting FASB 123R, the Company recognized compensation expense related to stock options during the three and six months ended June 30, 2006, of $77,305. At June 30, 2006, there was approximately $1,983,829 of unrecognized compensation related to stock options, which is expected to be recognized over a period of 4.85 years.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatilities are based on historical volatility of a peer group of the Company’s stock. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Based on these assumptions, all options outstanding at June 30, 2006, had a fair value per option of $3.96 per share.

For the Three Months
and Six Months Ended
June 30, 2006
Risk-free interest rate	4.5%
Expected life of the options	10 years
Expected annual dividend rate	2.0%
Expected volatility	24.0%
As of June 30, 2006, all 513,105 stock options and tandem stock appreciation rights outstanding had an exercise price of $12.54 per share. No stock options or stock appreciations rights were exercisable nor had any been forfeited as of June 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
Forward-Looking Statements.
This report contains certain “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” with respect to our financial condition. Results of operations and business are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.
General
Heritage Financial Group (“the Company”) is the parent holding company of HeritageBank of the South (“the Bank”). The Company is in a mutual holding company structure and 70% of its outstanding common stock is owned by Heritage, MHC (“MHC”), a federal mutual holding company.
The principal business of the Company is operating our wholly owned subsidiary, the Bank. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans and investments, and the interest we pay on our interest-bearing liabilities, consisting of savings and checking accounts, money market accounts, time deposits, federal funds purchased and securities sold under agreements to repurchase and other borrowings. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of service charges on deposit accounts, mortgage origination fees, transaction fees, bank-owned life insurance, and commissions from investment services. Noninterest expense consists primarily of salaries and employee benefits, occupancy, equipment and data processing, advertising, professional fees and other costs. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.
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

Evolution of Business Strategy (Continued)
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
We continue to implement our business strategy, as set forth in our Form 10-KSB, which was filed with the Securities and Exchange Commission on March 30, 2006. A critical component of this strategy includes increasing our commercial loan portfolio. During the first six months of 2006, our commercial real estate, business and multifamily loans increased $12.9 million or 12.8% to $113.5 million at June 30, 2006. Our ability to continue to grow our commercial loan portfolio is an important element of our long term business strategy.
Another key component of our business strategy is the expansion of our operations outside of the Southwest Georgia market. During the first quarter of 2006, we announced that we entered into an agreement with Ameris Bancorp. to enter into a series of transactions that will allow us to operate a branch of our Bank in Florida. We have completed this series of transactions, including a $1 million payment, and on August 8, 2006, we commenced operating a branch in Ocala, Florida. Operating a branch outside of the Southwest Georgia market subjects us to additional risk factors. These risk factors include, but are not limited to the following: management of employees from a distance, lack of knowledge of the local market, additional credit risks, logistical operational issues, and time constraints of management. These risk factors, as well as others we have not specifically identified, may affect our ability to successfully operate outside of our current market area.
Critical Accounting Policies
On May 19, 2006, the Company adopted FASB No. 123R, Accounting for Stock-Based Compensation. Other than the adoption of FASB No. 123R, we have not changed any of our critical accounting policies since those disclosed in our Form 10-KSB which was filed with the Securities and Exchange Commission on March 30, 2006. Those accounting policies relate to the judgments and estimates used in the preparation of our financial statements in the calculation of the allowance for loan losses, the accounting for impaired loans and the provision for income taxes.
Off Balance Sheet Liabilities
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. A summary of the Company’s commitments as of June 30, 2006, is as follows:

(In thousands)

Commitments to extend credit	$31,354
Financial stand-by letters of credit	770

$32,124

Comparison of Financial Condition at June 30, 2006 and December 31, 2005
Total assets decreased $17.5 million or 4.8% to $381.3 million at June 30, 2006, from $363.8 million at December 31, 2005. Cash and due from banks, interest bearing deposits in banks, and federal funds sold increased $10.4 million or 55.6% from $18.7 million at December 31, 2005, to $29.1 million at June 30, 2006. This increase occurred primarily due to an increase in total deposits. Total earning assets increased $16.1 million or 4.9% to $343.3 million at June 30, 2006, from $327.2 million at December 31, 2005. Gross loans increased $8.5 million or 3.3% to $262.6 million at June 30, 2006, compared with $254.1 million at December 31, 2005. Other earning assets decreased $7.6 million during the first half of 2006. Other assets increased $2 million or 40% during the first half of 2006 due primarily to $850,000 of contributions to our defined benefit pension plan and a $1.1 million increase in ACH receivables.
Total liabilities increased $18.8 million or 6.4% to $313.6 million at June 30, 2006 compared with $294.8 million at December 31, 2005. This increase was due to primarily to the increase in interest bearing liabilities, which increased $19.3 million or 7.0%, to $294.1 million at June 30, 2006, from $274.8 million at December 31, 2005. Deposits increased $18.0 million or 7.5% to $256.6 million compared with $238.6 at December 31, 2005. Interest bearing deposits made up the increase, rising 8.4% or $18.9 million, while noninterest bearing deposits decreased $926,000 during the period. Interest rate specials on certificates of deposit drove the increase in our deposits, which was needed to fund current and anticipated loan growth. The increased rates will increase our interest expense and could reduce our net interest spread if the expected loan growth does not occur.
Total equity decreased $1.2 million to $67.8 million at June 30, 2006, compared with $69.0 million at December 31, 2005. Net income of $835,000 for the first six months of 2006 and the allocation of $220,000 in ESOP shares increased equity, which was offset by dividends of $338,000, an increase in unrealized losses on available for sale securities of $493,000, and the purchase of treasury stock for $2.1 million.
Results of operations
For the three months ended June 30, 2006 and 2005
Our net income increased by $169,000 or 25.4% to $835,000 compared to $666,000 for the quarter ended June 30, 2005. Basic and diluted net income per share remained flat at $0.08 per share for both periods, as the increase in net income was offset by an increase of 37% in weighted average shares outstanding following our initial public offering June 29, 2005. An increase in net interest income and a decrease in the provision for loan losses added $789,000 to net income, while a decrease in noninterest income of $102,000, along with a rise in noninterest expense of $480,000 and income taxes of $38,000, decreased earnings $620,000.
For the six months ended June 30, 2006 and 2005
Net income decreased $66,000 or 5.0% to $1.3 million as compared with $1.4 million for the year earlier period. Basic and diluted earnings per share decreased by $0.06, or 33%, to $0.12 per share as compared with $0.18 per share in the year ago period. The disproportionate decrease in earnings per share was due to an increase in weighted average shares outstanding following our previously mentioned initial public offering in June of 2005. An increase in net interest income and a decrease in the loan provision added $1.2 million to net income, while a decrease in noninterest income of $119,000, along with a rise in noninterest expense of $1.2 million decreased earnings. Taxes decreased $72,000 due to the lower net income for the year to date period.
The reasons for these changes are discussed in more detail in the following sections.

Net Interest Income
For the three months ended June 30, 2006 and 2005
Net interest income of $3.6 million was a $394,000 or 12.0% increase from $3.2 million for the comparable period in 2005. The net interest spread increased 12 basis points to 3.90% compared with 3.78% during the 2005 period. The net interest margin improved 36 basis points to 4.35% compared with 3.99% during the same period in 2005. Average interest earning assets increased $12.9 million or 4.1% to $330.7 million compared with $317.8 million during the 2005 period. Average interest bearing liabilities decreased $9.0 million or 3.2% to $274.9 million compared with $283.9 during the year ago period. During the second quarter of 2006, the Federal Reserve Board raised the targeted federal funds rate 50 basis points from 4.75% to 5.25%.
For the six months ended June 30, 2006 and 2005
Net interest income increased $793,000 or 12.7% to $7.1 million compared with $6.3 million for the first six months of 2005. The net interest spread improved 16 basis points to 3.91% compared with 3.75% during the year earlier period. The net interest margin increased 41 basis points to 4.34% versus 3.93% during the same period in 2005. Average interest earning assets increased $10.0 million or 3.1% to $328.4 million compared with $318.4 during the year earlier period. Average interest bearing liabilities decreased $12.9 million or 4.5% to $274.3 million compared with $287.2 million during the first six months of 2005. During the first six months of 2006, the Federal Reserve Board raised the targeted federal funds rate 100 basis points from 4.25% to 5.25%.
General comments on net interest income
The Federal Reserve Board raised the targeted federal funds rate 25 basis points to 5.25% on June 29, 2006, marking the seventeenth consecutive increase of 25 basis points since June of 2004. These increases have raised the targeted federal funds rate 425 basis points since June of 2004. These increases, along with our focus to carefully price our loans and deposits, have allowed us to improve our net interest spread. We feel that the current environment of rising interest rates is likely to end in the near future. As rates flatten, or decline, we may not be able to continue to grow our net interest spread. In addition, if rates decline, we may see our net interest spread decline. Therefore, we believe our ability to grow net interest income in the future will be based largely on our ability to grow interest earning assets, particularly loans, and less on our ability to improve our spread.
As our loan growth has outpaced deposit growth, we have been increasing our ratio of interest bearing assets to interest bearing liabilities. This has allowed us to continually improve our net interest margin at a much faster pace than our net interest spread. Due to regulatory requirements and liquidity needs, we will not be able to continue this trend at the same pace we have experienced in the past. Our ability to grow the net interest margin in the future will be based largely on our ability to improve the net interest spread, and less on our ability to increase leverage of interest earning assets to interest bearing liabilities.

Provision for Loan Losses
For the three months ended June 30, 2006 and 2005
We recorded a positive adjustment of $30,000 to the provision for loan losses as compared to a charge of $365,000 during the year earlier period. Nonperforming loans decreased $141,000 during the quarter to $737,000 at June 30, 2006. The ratio of nonperforming loans to total loans decreased 5 basis points to 0.28% at June 30, 2006, compared with 0.33% at March 31, 2006. Annualized net charge-offs to average outstanding loans increase slightly to 0.09% for the period compared to 0.07% during the same period of 2005. The allowance for loan losses as a percentage of total loans decreased 7 basis points to 1.36% compared to 1.43% at March 31, 2006.
For the six months ended June 30, 2006 and 2005
We recorded a provision for loans losses of $60,000 compared to $465,000 for the prior year period. Nonperforming loans decreased $28,000 to $737,000 at June 30, 2006, compared with $765,000 at December 31, 2005. The ratio of nonperforming loans to total loans decreased 5 basis points to 0.28% compared with 0.33% at December 31, 2005. Annualized net charge-offs decreased 3 basis points to 0.09% compared with 0.12% during the same period in 2005. The allowance for loan for loan losses as a percentage of total loans decreased by 7 basis points to 1.36% compared to 1.43% at December 31, 2005.
General comments on the provision for loan losses
Management establishes provisions for loan losses, which are charged (or credited) to operations, at a level management believes will reflect probable credit losses based on historical loss trends and an evaluation of specific credits in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and past due status and trends.
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

Noninterest Income.
A summary of noninterest income follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Chg	% Chg	2006	2005	$ Chg	% Chg
Service charges on deposit accounts	$712,700	$811,519	$(98,819)	-12.18%	$1,312,290	$1,472,593	$(160,303)	-12.22%
Other service charges, commissions and fees	234,390	218,635	15,755	7.21%	453,537	438,540	14,997	3.31%
Brokerage fees	140,870	151,939	(11,069)	-7.29%	266,576	280,724	(14,148)	-5.31%
Mortgage origination fees	121,258	129,423	(8,165)	-6.31%	222,138	176,074	46,064	20.74%
Bank owned life insurance	75,004	74,364	640	0.86%	146,902	145,760	1,142	0.78%
Loss on sale of securities	—	(3,731)	3,731	NM	—	(4,653)	4,653	NM
Other	58,211	62,368	(4,157)	-6.67%	153,178	164,307	(11,129)	-7.27%

Total noninterest income	$1,342,433	$1,444,517	$(102,084)	-7.07%	$2,554,621	$2,673,345	$(118,724)	-4.44%

Noninterest income as a percentage of average assets (annualized)	1.44%	1.63%			1.40%	1.51%

We have continued to see a decrease in service charges on deposit accounts. The decrease for the first six months of 2006 compared with first six months of 2005 was made up of a $90,000 decrease in service charges on deposit accounts and a $70,000 decrease in overdraft and non-sufficient fund charges. We expect the decrease in account service charges to continue as we face competitive pressure for transaction accounts and as we continue to implement no fee checking account products. We are currently implementing a program that allows customers to receive cash ATM withdrawals and make debit card purchases on overdrawn accounts within defined limits for a fee. We think this product will improve our overdraft and non-sufficient fund fees in the future.
Mortgage fees were down when compared to the second quarter of 2005. This decrease was due to a decrease in mortgage refinancings as rates have increased. Year to date we have seen an increase in mortgage origination fees despite the continued decrease in refinancing activity. We continue to increase our mortgage business for new and existing home purchases as long term mortgage rates remain relatively low on a historical basis.

Noninterest Expense
A summary of noninterest expense follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Chg	% Chg	2006	2005	$ Chg	% Chg
Salaries and employee benefits	$2,047,199	$1,751,126	$296,073	16.91%	$4,213,160	$3,428,143	$785,017	22.9%
Equipment	287,517	451,834	(164,317)	-36.37%	627,641	912,203	(284,562)	-31.20%
Occupancy	236,408	238,813	(2,405)	-1.01%	503,984	471,658	32,326	6.85%
Advertising and marketing	78,996	66,095	12,901	19.52%	158,217	133,822	24,395	18.23%
Legal and accounting	138,021	89,946	48,075	53.45%	340,322	196,398	43,924	73.28%
Directors fees and retirement	115,198	73,644	41,554	56.43%	204,307	144,888	59,419	41.01%
Telephone	64,276	62,017	2,259	3.64%	127,415	123,662	3,753	3.03%
Supplies	46,416	51,725	(5,309)	-10.26%	111,315	112,289	(974)	-0.87%
Data processing fees	246,808	101,243	145,565	143.78%	412,478	192,600	219,878	114.16%
Other operating	476,881	370,959	105,922	28.55%	911,161	677,331	233,830	34.52%

Total noninterest expenses	$3,737,720	$3,257,402	$480,318	14.75%	$7,610,000	$6,392,994	$1,217,006	19.04%

Noninterest expenses as a percentage of average assets (annualized)	4.10%	3.68%			4.18%	3.62%

Noninterest Expense (Continued)
The decrease in equipment expenses was offset by the increase in data processing fees. This was due to the change in our core processing system from an in-house system to a third party system during the third quarter of 2005. The increase in legal and accounting fees is due to the several factors, including the increased costs of public company filings that we incurred in 2006 as compared to 2005, when we were a private company until June. In addition, we incurred costs related to consulting on various transactions associated with our expansion plans and benefit programs. The increase in other operating expenses is due to primarily to an increase in other consulting services related to our expansion activities.
The majority of the increases in our noninterest expense were due to increases in salaries and employee benefits. While the number of full time equivalent employees has remained level at 131 for June 30, 2006 and 2005, we have experienced increases in pay and significant increases in our benefit programs noted in the table below. As we expand our market area and add branches, we expect these expenses to continue to increase. Specifically, the addition of six employees in our Florida location will increase these expenses.

	For The	For The
	Three Month	Six Month
Increase in:	Period	Period
Salaries and benefits	$33,000	$289,000
ESOP expense	141,000	267,000
Stock based compensation	80,000	80,000
Defined benefit pension plan	26,000	51,000
Insurance and other benefits	16,000	98,000

Total increase	$296,000	$785,000

Income Tax Expense. Income tax expense was $37,000 more during the three months ended June 30, 2006, when compared to the three months ended June 30, 2005, as a result of the increase in net income before taxes. The effective tax rate was 30.6% for the 2006 quarter, compared to 33.2% for the 2005 quarter. For the six months ended June 30, 2006, income tax expense was $72,000 lower than the 2005 period. This was due to lower net income and a lower effective tax rate. During the period, the effective income tax rate was 31.4% compared with 32.8% in 2005.

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
The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset and Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2006, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.
The consolidated statement of cash flows for the six months ended June 30, 2006 and 2005, detail cash flows from operating, investing and financing activities. For the six months ended June 30, 2006, net cash provided by operating activities was $781,000, while investing activities used $17.3 million, primarily to fund loan growth and fed funds sold, and financing activities provided $15.9 million primarily from an increase in deposits, resulting in a net decrease in cash during the six month period of $615,000.
Regulatory Capital Ratios for HeritageBank of the South at June 30, 2006
The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities. The following table reflects the Bank’s compliance at June 30, 2006, with regulatory capital requirements. These calculations are based on total risk weighted assets of $289.9 million as of June 30, 2006, and average total assets of $349.5 million for the three months ended June 30, 2006.

					Minimum Required to
					Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets	$58,581	20.2%	$23,191	8.0%	$28,988	10.0%

Tier I Capital to Risk Weighted Assets	55,017	19.0	11,595	4.0	17,393	6.0

Tier I Capital to Average Assets	55,017	15.7	13,979	4.0	17,473	5.0
Heritage Financial Group is also subject to Georgia capital requirements for bank holding companies. At June 30, 2006, Heritage Financial Group had total equity of $67.8 million or 17.8% of total assets as of that date. Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier I leverage capital of $69.4 million or 19.0%, which was $54.8 million above the 4.0% requirement.

ITEM 3. CONTROLS AND PROCEDURES
An evaluation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”) as of June 30, 2006, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a — 15(f) under the Act) that occurred during the quarter ended June 30, 2006, that has materially affected, or is likely to materially affect our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
There were no unregistered sales of equity securities during the quarter ended June 30, 2006.
Below is a summary of issuer purchases of equity securities during the quarter ended June 30, 2006. We adopted a stock repurchase plan for up to 220,328 shares on May 25, 2006.

			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	may yet be
	Total		Publicly	Purchased
	Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
	Purchased	Paid Per Share	Programs	Programs
April	—	$—	—	—
May	—	—	—	220,328
June	158,200	13.14	158,200	62,128

Total	158,200	$13.14	158,200	62,128

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of the Shareholders of the Company was held on May 17, 2006. At this meeting, proxies were solicited pursuant to Regulation 14A under the Exchange Act. Total shares outstanding amounted to 11,241,250. A total of 10,492,609 shares (93.34% of total shares outstanding) were represented by shareholders in attendance at the meeting or by proxy.
The following director nominees were elected to serve as directors for terms to expire in 2009:
O. Leonard Dorminey, 10,478,909 votes for, 13,700 votes withheld, representing 99.86% in favor. There were no broker non-votes.
Antone D. Lehr, 10,485,159 votes for, 7,450 votes withheld, representing 99.92% in favor. There were no broker non-votes.
Ratification of the appointment of Mauldin & Jenkins, Certified Public Accountants and Consultants, LLC, as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2006: by 10,482,180 votes for, 8,879 votes against, and 1,550 abstentions, representing 99.90% in favor. There were no broker non-votes.
Approval of the Heritage Financial Group 2006 Equity Incentive Plan:
Including the shares cast by Heritage, MHC: 8,630,834 votes for (including the 7,868,875 shares cast by Heritage, MHC), 253,846 votes against, and 7,300 abstentions, representing 97.06% in favor. There were 1,600,629 broker non-votes on this item.
Excluding the 7,868,875 shares cast by Heritage, MHC: 761,959 votes for, 253,846 votes against, and 7,300 abstentions, representing 74.47% in favor. There were 1,600,629 broker non-votes on this item.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

		Reference to
		Prior Filing
Regulation S-B		or Exhibit Number
Exhibit Number	Document	Attached Hereto
10.11	Heritage Financial Group 2006 Equity Incentive Plan	*
31	Rule 13a-14(a)/15d-14(a) Certifications	31
32	Section 1350 Certifications	32

*	Incorporated by reference from Heritage Financial Group’s Proxy Statement filed with the Commission on April 14, 2006.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP

Date: August 11, 2006	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Tammy W. Burdette
Tammy W. Burdette
Executive Vice President and Chief Financial Officer