Form 10QSB
period 2006-09-30
Heritage Financial Group
filed 2006-11-09
CIK 1320002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 – Commission File Number 000-51305

HERITAGE FINANCIAL GROUP
(A United States Corporation)
IRS Employer Identification Number 45-0479535
310 W. Oglethorpe Blvd., Albany, GA 31701
229-420-0000
Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).Yes ☐    No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:
As of November 6, 2006, there were 11,173,697 shares of issuer’s common stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☑

HERITAGE FINANCIAL GROUP

31.1	Rule 13a–14(a) Certification of Chief Executive Officer
31.2	Rule 13a–14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005

	Unaudited	Audited
	September 30,	December 31,
	2006	2005
Assets

Cash and due from banks	$8,988,187	$10,499,084
Interest-bearing deposits in banks	456,296	1,387,046
Federal funds sold	4,039,000	6,820,000
Securities available for sale, at fair value	58,155,977	64,866,021
Federal home loan bank stock, at cost	2,949,400	2,927,000

Loans	279,479,765	254,110,534
Less allowance for loan losses	4,171,928	3,617,678

Loans, net	275,307,837	250,492,856

Premises and equipment, net	13,059,978	12,004,468
Accrued interest receivable	1,899,116	1,666,629
Foreclosed assets	448,550	59,272
Intangible assets	1,000,000	—
Cash surrender value of bank owned life insurance	8,210,773	7,987,442
Other assets	6,037,126	5,086,968

	$380,552,240	$363,796,786

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$14,317,345	$14,059,406
Interest-bearing	237,590,768	224,580,863

Total deposits	251,908,113	238,640,269

Federal funds purchased and securities sold under repurchase agreements	4,040,834	237,222
Other borrowings	50,000,000	50,000,000
Other liabilities	6,520,949	5,935,648

Total liabilities	312,469,896	294,813,139

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,446,155 and 11,241,250 issued and outstanding	114,462	112,413
Capital surplus	39,935,822	37,126,877
Retained earnings	39,704,340	38,717,576
Accumulated other comprehensive loss	(2,512,293)	(2,786,569)
Unearned compensation	(2,380,249)	—
Unearned employee stock ownership plan (ESOP) shares, 385,613 and 418,665 shares	(3,856,125)	(4,186,650)

	71,005,957	68,983,647
Treasury stock, at cost, 220,258 shares	(2,923,613)	—

Total stockholders’ equity	68,082,344	68,983,647

	$380,552,240	$363,796,786

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income
Interest and fees on loans	$4,998,436	$4,217,212	$13,916,955	$11,888,545
Interest on taxable securities	640,647	644,093	1,950,192	1,799,412
Interest on nontaxable securities	51,959	56,749	175,050	217,724
Interest on federal funds sold	96,571	63,261	316,144	206,503
Interest on deposits in other banks	5,895	13,397	32,761	29,186

	5,793,508	4,994,712	16,391,102	14,141,370

Interest expense
Interest on deposits	1,586,597	1,002,725	4,060,743	2,963,269
Interest on other borrowings	611,249	473,603	1,677,922	1,395,502

	2,197,846	1,476,328	5,738,665	4,358,771

Net interest income	3,595,662	3,518,384	10,652,437	9,782,599
Provision for loan losses	635,000	250,000	695,000	714,555

Net interest income after provision for loan losses	2,960,662	3,268,384	9,957,437	9,068,044

Noninterest income
Service charges on deposit accounts	910,236	859,058	2,222,526	2,331,651
Other service charges, commissions and fees	278,124	121,330	731,661	559,870
Brokerage fees	125,789	172,470	392,365	453,194
Mortgage origination fees	116,558	122,927	338,696	299,001
Bank owned life insurance	76,429	76,126	223,331	221,886
Loss on sale of securities	(11,239)	—	(11,239)	(4,653)
Other	25,087	38,844	178,265	203,152

	1,520,984	1,390,755	4,075,605	4,064,101

Noninterest expense
Salaries and employee benefits	2,325,747	1,814,602	6,538,907	5,242,745
Equipment	285,499	335,283	913,140	1,247,486
Occupancy	278,333	267,327	782,317	738,985
Advertising and marketing	84,310	48,666	242,527	182,488
Legal and accounting	205,766	93,783	546,088	290,181
Directors fees and retirement	149,860	73,644	354,167	218,332
Telephone	79,418	63,509	206,833	187,171
Supplies	80,461	61,398	191,776	173,687
Data processing fees	252,800	161,161	665,278	353,761
Other operating	514,542	281,196	1,425,703	958,728

	4,256,736	3,200,569	11,866,736	9,593,564

Income before income taxes	224,910	1,458,570	2,166,306	3,538,581

Applicable income taxes	63,141	466,573	673,457	1,149,191

Net income	$161,769	$991,997	$1,492,849	$2,389,390

Basic earnings per share	$.02	$.09	$.14	$.27

Diluted earnings per share	$.02	$.09	$.14	$.27

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$161,769	$991,997	$1,492,849	$2,389,390

Other comprehensive income (loss):

Reclassification adjustment for losses included in net income, net of tax benefit of $4,457 and $- for the quarter and $4,457 and $1,861 for the year to date	6,781	—	6,781	2,792
Unrealized holding gains (losses) arising during period, net of tax (benefit) of $499,982 and $(141,420) for the quarter and $175,820 and $(256,728) for the year to date	760,677	(212,130)	267,495	(398,592)

Total other comprehensive income (loss)	767,458	(212,130)	274,276	(395,800)

Comprehensive income	$929,227	$779,867	$1,767,125	$1,993,590

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2006 (Unaudited) and the Year Ended December 31, 2005

								Accumulated
					Unearned			Other
	Common Stock		Capital	Retained	ESOP	Unearned	Treasury	Comprehensive
	Shares	Par Value	Surplus	Earnings	Shares	Compensation	Stock	Income (Loss)	Total
Balance, December 31, 2004	1,000	$10	$4,799,990	$35,935,700	$—	$—	$—	$(1,601,946)	$39,133,754
Net income	—	—	—	2,950,495	—	—	—	—	2,950,495
Cash dividends declared, $.05 per share	—	—	—	(168,619)	—	—	—	—	(168,619)
Other comprehensive loss	—	—	—	—	—	—	—	(1,184,623)	(1,184,623)
Issuance of 7,867,875 shares of common stock to Heritage, MHC	7,867,875	78,679	(78,679)	—	—	—	—	—	—
Sale of 3,372,375 shares of common stock in an initial public offering, net of issuance costs	3,372,375	33,724	32,384,337	—	(4,407,000)	—	—	—	28,011,061
ESOP shares earned, 22,035 shares	—	—	21,229	—	220,350	—	—	—	241,579

Balance, December 31, 2005	11,241,250	112,413	37,126,877	38,717,576	(4,186,650)	—	—	(2,786,569)	68,983,647
Net income	—	—	—	1,492,849	—	—	—	—	1,492,849
Cash dividends declared, $0.15 per share	—	—	—	(506,085)	—	—	—	—	(506,085)
Issuance of restricted shares	—	—	—	—	—	—	—	—	—
of common stock	204,905	2,049	2,567,460	—	—	(2,569,509)	—	—	—
Amortization of unearned compensation, net of forfeitures	—	—	—	—	—	189,260	—	—	189,260
Compensation expense related to stock option plans	—	—	149,661	—	—	—	—	—	149,661
Repurchase of 220,328 shares for the treasury	—	—	—	—	—	—	(2,924,542)	—	(2,924,542)
Issuance of 70 shares of common stock from the treasury	—	—	141	—	—	—	929	—	1,070
Other comprehensive income	—	—	—	—	—	—	—	274,276	274,276
ESOP shares earned, 33,053 shares	—	—	91,683	—	330,525	—	—	—	422,208

Balance, September 30, 2006	11,446,155	$114,462	$39,935,822	$39,704,340	$(3,856,125)	$(2,380,249)	$(2,923,613)	$(2,512,293)	$68,082,344

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$1,492,849	$2,389,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	795,785	982,354
Provision for loan losses	695,000	714,555
ESOP compensation expense	422,208	—
Stock option plan expenses	149,661	—
Amortization of unearned compensation	189,260	—
Net losses on sale of securities available for sale	11,239	4,653
Net (increase) decrease in foreclosed assets	(389,278)	81,118
Increase in bank owned life insurance	(223,331)	(221,885)
Increase in interest receivable	(232,487)	(96,811)
Increase (decrease) in interest payable	53,898	(2,095)
Increase (decrease) in taxes payable	(252,638)	473,284
Net other operating activities	(346,395)	382,120

Total adjustments	872,922	2,317,293

Net cash provided by operating activities	2,365,771	4,706,683

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	930,750	(864,330)
Purchases of securities available for sale	(3,495,155)	(31,079,327)
Proceeds from maturities of securities available for sale	3,730,080	22,066,425
Proceeds from sale of securities available for sale	6,918,434	2,874,694
Net change in Federal home loan bank stock	(22,400)	—
Redemption of corporate credit union membership shares	—	809,135
Increase in federal funds sold	2,781,000	3,995,000
Purchase of intangible asset	(1,000,000)	—
Increase in loans, net	(25,509,981)	(12,327,910)
Purchase of premises and equipment	(1,851,295)	(275,916)

Net cash used in investing activities	(17,518,567)	(14,802,229)

FINANCING ACTIVITIES
Increase (decrease) in deposits	13,267,844	(9,230,379)
Increase in federal funds purchased and securities sold under agreement to repurchase	3,803,612	—
Proceeds from other borrowings	25,000,000	550,000
Repayment of other borrowings	(25,000,000)	(6,550,000)
Proceed from sale of common stock, net of issuance costs	—	28,097,480
Purchase of treasury shares, net	(2,923,472)	—
Dividends paid to stockholders	(506,085)	—

Net cash provided by financing activities	13,641,899	12,867,101

Net increase (decrease) in cash and due from banks	(1,510,897)	2,771,555

Cash and due from banks at beginning of period	10,499,084	6,621,232

Cash and due from banks at end of period	$8,988,187	$9,392,787

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1	–	BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES
The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan and restricted stock grants. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist of stock options and restricted stock grants.

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

The components used to calculate basic and diluted earnings per share are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic earnings per share:
Net income	$161,769	$991,997	$1,492,849	$2,389,390

Weighted average common shares outstanding	10,636,323	10,800,550	10,755,262	8,882,027

Total basic earnings per common share	$.02	$.09	$.14	$.27

Diluted earnings per share:
Net income	$161,769	$991,997	$1,492,849	$2,389,390

Weighted average common shares outstanding	10,636,323	10,800,550	10,755,262	8,882,027
Effect of dilutive stock options and restricted stock	20,280	—	12,863	—

Weighted average dilutive common shares outstanding	10,656,603	10,800,550	10,768,125	8,882,027

Total diluted earnings per common share	$.02	$.09	$.14	$.27

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3	–	SHARE-BASED COMPENSATION
On May 17, 2006, our stockholders approved the 2006 Equity Incentive Plan (“the Plan”). The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, to provide directors, advisory directors, officers and employees of Heritage Financial Group and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group. Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 771,149 shares, of which 550,821 were available as stock options or stock appreciation rights and 220,328 shares were available as restricted stock awards. On May 19, 2006, the Compensation Committee of the Board of Directors granted stock options and tandem stock appreciation rights totaling 513,105 shares and granted restricted stock awards totaling 204,905 shares. All stock options, stock appreciation rights and restricted stock awards vest over a period of five years.

The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to five years). The share-based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period. As of September 30, 2006, we have unearned compensation of $2,380,249 associated with these awards. We recognized compensation expense of $128,475 and $189,260 respectively for the three and nine months ended September 30, 2006.

On May 19, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). As a result of adopting SFAS 123R, we recognized compensation expense related to stock options of $101,594 and $149,661 respectively for the three and nine months ended September 30, 2006. At September 30, 2006, there was approximately $1,882,235 of unrecognized compensation related to stock options, which is expected to be recognized over a period of 4.85 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatilities are based on historical volatility of a peer group of the Company’s stock. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Based on these assumptions, all options outstanding at September 30, 2006, had a fair value per option of $3.96 per share.

For the Three Months
and Nine Months
Ended
September 30, 2006
Risk-free interest rate	4.5%
Expected life of the options	10 years
Expected annual dividend rate	2.0%
Expected volatility	24.0%

As of September 30, 2006, all 513,105 stock options and tandem stock appreciation rights outstanding had an exercise price of $12.54 per share. No stock options or stock appreciations rights were exercisable nor had any been forfeited as of September 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
Forward-Looking Statements
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
General
Heritage Financial Group (the “Company”) is the parent holding company of HeritageBank of the South (the “Bank”). The Company is in a mutual holding company structure and 70% of its outstanding common stock is owned by Heritage, MHC (“MHC”), a federal mutual holding company.
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
We continue to implement our business strategy, as set forth in our Form 10-KSB, which was filed with the Securities and Exchange Commission on March 30, 2006. A critical component of this strategy includes increasing our commercial loan portfolio. During the first nine months of 2006, our commercial real estate, business and multifamily loans increased $31.9 million or 31.7% to $132.5 million at September 30, 2006. Our ability to continue to grow our commercial loan portfolio is an important element of our long term business strategy.
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
Critical Accounting Policies
On May 19, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). Other than the adoption of SFAS 123R, we have not changed any of our critical accounting policies since those disclosed in our Form 10-KSB, which was filed with the Securities and Exchange Commission on March 30, 2006. Those accounting policies relate to the judgments and estimates used in the preparation of our financial statements in the calculation of the allowance for loan losses, the accounting for impaired loans and the provision for income taxes.
On September 29, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires employers to report a postretirement benefit asset for plans that are over funded and a postretirement benefit liability for plans that are under funded. The Company will adopt SFAS 158 on or before December 31, 2006. For more information about our Pension Plan see Note 6 to Consolidated Financial Statements as filed with our Form 10-KSB for the year ended December 31, 2005.
Off-Balance-Sheet Liabilities
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. A summary of the Company’s commitments as of September 30, 2006, is as follows:

(In thousands)
Commitments to extend credit	$34,010
Financial stand-by letters of credit	1,054

$35,064

Comparison of Financial Condition at September 30, 2006 and December 31, 2005
Total assets increased $16.8 million or 4.6% to $380.6 million at September 30, 2006, from $363.8 million at December 31, 2005. Cash and due from banks, interest bearing deposits in banks, and federal funds sold decreased $5.2 million or 27.8% from $18.7 million at December 31, 2005, to $13.5 million at September 30, 2006. This decrease occurred as these assets were used to fund loan growth. Intangible assets increased $1.0 million due to our previously mentioned payment to Ameris in conjunction with the opening of our new branch in Ocala. In addition, premises and equipment increased $1.1 million, due primarily to the acquisition of the land for our permanent facility in Ocala.
Total earning assets increased $14.9 million or 4.6% to $342.1 million at September 30, 2006, from $327.2 million at December 31, 2005. Gross loans increased $25.4 million or 10.0% to $279.5 million at September 30, 2006, compared with $254.1 million at December 31, 2005. Other earning assets decreased $10.4 million as we shifted assets from investments and federal funds sold to loans. Other assets increased $950,000 or 18.7% due primarily to $1.9 million of contributions to our defined benefit pension plan.
Total liabilities increased $17.7 million or 6.0% to $312.5 million at September 30, 2006, compared with $294.8 million at December 31, 2005. This increase was due to primarily to the increase in interest bearing liabilities, which increased $16.8 million or 6.1%, to $291.6 million at September 30, 2006, from $274.8 million at December 31, 2005. Deposits increased $13.3 million or 5.6% to $251.9 million compared with $238.6 at December 31, 2005. Interest bearing deposits made up the increase, rising 5.8% or $13.0 million, while noninterest bearing deposits increased $258,000 during the period. Increased rates on certificates of deposit drove the increase in our deposits, which was needed to fund current and anticipated loan growth. The increased rates will increase our interest expense and could reduce our net interest spread.
Total equity decreased $901,000 to $68.1 million at September 30, 2006, compared with $69.0 million at December 31, 2005. Net income of $1.5 million for the year, a decrease in unrealized losses on available for sale securities of $274,000, amortization of unearned compensation of $189,000, compensation expense related to stock option plans of $150,000, and the allocation of $331,000 in ESOP shares increased equity, which was offset by dividends of $506,000, and the purchase of treasury stock for $2.9 million.
Results of Operations
For the three months ended September 30, 2006 and 2005
Our net income decreased by $830,000 or 83.7% to $162,000 compared to $992,000 for the quarter ended September 30, 2005. Basic and diluted net income per share decreased 77.8% or $0.07 per share to $0.02 per share for September 30, 2006, compared with $0.09 at September 30, 2005. An increase in net interest income of $77,000 along with an increase in noninterest income of $130,000 added to income, while an increase in the provision for loan losses of $385,000, along with an increase in noninterest expense of $1.1 million decreased earnings. Taxes decreased $403,000 due to the lower net income for the period.
For the nine months ended September 30, 2006 and 2005
Net income decreased $897,000 or 37.5% to $1.5 million as compared with $2.4 million for the year earlier period. Basic and diluted earnings per share decreased by $0.13 or 48.2% to $0.14 per share compared with $0.27 per share in the year ago period. The disproportionate decrease in earnings per share was due to an increase in weighted average shares outstanding following our initial public offering in June 2005. An increase in net interest income and noninterest income along with a decrease in the loan loss provision added $901,000 to net income, while an increase in noninterest expense of $2.3 million decreased earnings. Taxes decreased $476,000 due to the lower net income for the year to date period.
The reasons for these changes are discussed in more detail in the following sections.

Net Interest Income
For the three months ended September 30, 2006 and 2005
Net interest income of $3.6 million was a $77,000 or 2.2% increase from $3.5 million for the comparable period in 2005. The net interest spread decreased 19 basis points to 3.78% compared with 3.97% during the 2005 period. The net interest margin decreased 12 basis points to 4.25% compared with 4.37% during the same period in 2005. Average interest earning assets increased $16.8 million or 5.2% to $338.6 million compared with $321.8 million during the 2005 period. Average interest bearing liabilities increased $22.7 million or 8.6% to $286.9 million compared with $264.2 during the year-ago period.
For the nine months ended September 30, 2006 and 2005
Net interest income increased $870,000 or 8.9% to $10.7 million compared with $9.8 million for the nine months ending 2005. The net interest spread remained relatively stable, decreasing one basis point to 3.81% compared with 3.82% during the year earlier period. The net interest margin increased 18 basis points to 4.26% versus 4.08% during the same period in 2005. Average interest earning assets increased $13.8 million or 4.3% to $333.3 million compared with $319.5 million during the year-earlier period. Average interest bearing liabilities decreased $1.0 million to $278.6 million compared with $279.6 million during the first nine months of 2005. During the first nine months of 2006, the Federal Reserve Board raised the targeted federal funds rate 100 basis points from 4.25% to 5.25%.
General comments on net interest income
The Federal Reserve Board raised the targeted federal funds rate 25 basis points to 5.25% on June 29, 2006, marking the seventeenth consecutive increase of 25 basis points since June 2004. In the three meetings that have followed, the Federal Reserve Board has kept the federal funds rate at 5.25%. As rates have flattened, we have seen increased pressure on our net interest margin and spread. If rates remain flat or decline, we expect to see declines in both our net interest margin and spread.

Provision for Loan Losses
For the three months ended September 30, 2006 and 2005
We recorded a provision for loan losses of $635,000 compared with $250,000 during the year-earlier period. During the 2006 quarter, we downgraded two major loans relationships with total outstanding balances of approximately $3.5 million. These downgrades caused us to increase our reserve requirement by approximately $326,000. Although we reserved for these loans, the loans are still performing and we believe they are adequately secured. Loan growth during the quarter also increased our reserve requirements by $283,000. Net charge-offs of $26,000 also added to the increase in the reserve requirement.
Nonperforming loans decreased $346,000 during the quarter to $391,000 at September 30, 2006. The ratio of nonperforming loans to total loans decreased 14 basis points to 0.14% at September 30, 2006, compared with 0.28% at June 30, 2006. Annualized net charge-offs to average outstanding loans decrease to 0.04% for the period compared to 0.14% during the same period of 2005. The allowance for loan losses as a percentage of total loans increased 13 basis points to 1.49% compared with 1.36% at June 30, 2006.
For the nine months ended September 30, 2006 and 2005
We recorded a provision for loans losses of $695,000 compared with $715,000 for the prior-year period. For the first nine months of 2006, the above-mentioned downgrades were partially offset by other improvements in credit quality. Loan volume increases made up $402,000 of the year to date 2006 provision, while credit quality changes made up $152,000 of the increase. Net charge-offs of $141,000 also added to the increase in reserve requirement for 2006.
Nonperforming loans decreased $374,000 to $391,000 at September 30, 2006, compared with $765,000 at December 31, 2005. The ratio of nonperforming loans to total loans decreased to 0.14% compared with 0.33% at December 31, 2005. Annualized net charge-offs decreased six basis points to 0.07% compared with 0.13% during the same period in 2005. The allowance for loan losses as a percentage of total loans increased by seven basis points to 1.49% compared with 1.42% at December 31, 2005.
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

Noninterest Income
A summary of noninterest income follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006	2005	$ Chg	% Chg	2006	2005	$ Chg	% Chg
Service charges on deposit accounts	$910,236	$859,058	$51,178	5.96%	$2,222,526	$2,331,651	$(109,125)	-4.68%
Other service charges, commissions and fees	278,124	121,330	156,794	129.23%	731,661	559,870	171,791	30.68%
Brokerage fees	125,789	172,470	(46,681)	-27.07%	392,365	453,194	(60,829)	-13.42%
Mortgage origination fees	116,558	122,927	(6,369)	-5.18%	338,696	299,001	39,695	13.28%
Bank owned life insurance	76,429	76,126	303	.40%	223,331	221,886	1,445	0.65%
Loss on sale of securities	(11,239)	—	(11,239)	—	(11,239)	(4,653)	(6,586)	141.54%
Other	25,087	38,844	(13,757)	-35.42%	178,265	203,152	(24,887)	-12.25%

Total noninterest income	$1,520,984	$1,390,755	$130,229	9.36%	$4,075,605	$4,064,101	$11,504	0.28%

Noninterest income as a percentage of average assets (annualized)	1.63%	1.57%			1.48%	1.53%

For the first nine month of 2006, we have seen a decrease in service charges on deposit accounts. This decrease was made up of a $94,000 decrease in account services charges and a $15,000 decrease in overdraft fees and other service charges. We expect the decrease in account service charges to continue as we face competitive pressure for transaction accounts and as we continue to implement no fee checking account products. We have implemented a program that allows customers to receive cash ATM withdrawals and make debit card purchases on overdrawn accounts within defined limits for a fee. This product is increasing our overdraft fees, which is responsible for the improvement of our service charges on deposit accounts in the current quarter. The increase in other service charges, commissions and fees was due primarily to an increase in debit and ATM transactions.
The decrease in brokerage fees was due to a change in our third party broker/dealer that took place this year. During this time, our investment staff has been spending significant time processing account transfers, and has limited time to solicit transactions. As this transition is almost complete, we expect the trend in brokerage fees to improve.
Mortgage fees were down slightly compared with the third quarter of 2005, however they are ahead for the year-to-date period. Year to date we have seen an increase in mortgage origination fees despite a continued decrease in refinancing activity. We continue to increase our mortgage business for new and existing home purchases as long term mortgage rates remain relatively low on a historical basis.

Noninterest Expense
A summary of noninterest expense follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006	2005	$ Chg	% Chg	2006	2005	$ Chg	% Chg
Salaries and employee benefits	$2,325,747	$1,814,602	$511,145	28.17%	$6,538,907	$5,242,745	$1,296,162	24.72%
Equipment	285,499	335,283	(49,784)	-14.85%	913,140	1,247,486	(334,346)	-26.80%
Occupancy	278,333	267,327	11,006	4.12%	782,317	738,985	43,332	5.86%
Advertising and marketing	84,310	48,666	35,644	73.24%	242,527	182,488	60,039	32.90%
Legal and accounting	205,766	93,783	111,983	119.41%	546,088	290,181	255,907	88.19%
Directors fees and retirement	149,860	73,644	76,216	103.49%	354,167	218,332	135,835	62.21%
Telephone	79,418	63,509	15,909	25.05%	206,833	187,171	19,662	10.50%
Supplies	80,461	61,398	19,063	31.05%	191,776	173,687	18,089	10.41%
Data processing fees	252,800	161,161	91,639	56.86%	665,278	353,761	311,517	88.06%
Other operating	514,542	281,196	233,346	82.98%	1,425,703	958,728	466,975	48.71%

Total noninterest expenses	$4,256,736	$3,200,569	$1,056,167	33.0%	$11,866,736	$9,593,564	$2,273,172	23.69%

Noninterest expenses as a percentage of average assets (annualized)	4.56%	3.60%			4.31%	3.61%

Noninterest Expense (Continued)
The majority of the increases in our noninterest expense were due to increases in salaries and employee benefits. While the number of full time equivalent employees has decreased slightly to 128 at September 30, 2006, compared with 131 at September 30, 2005, we have experienced increases in pay and significant increases in our benefit programs noted in the table below. As we expand our market area and add branches, we expect these expenses to continue to increase. Specifically, the addition of six employees in our Florida location will increase these expenses, with little offset to income until we grow our business in that market.

	For The	For The
	Three Month	Nine Month
Increase in:	Period	Period
Salaries	$92,000	$295,000
ESOP expense	155,000	422,000
Stock based compensation	168,000	248,000
Defined benefit pension plan	30,000	90,000
Insurance and other benefits	66,000	245,000

Total increase	$511,000	$1,300,000

The decrease in equipment expenses was offset by the increase in data processing fees. This was due to the change in our core processing system from an in-house system to a third-party system during the third quarter of 2005. The increase in legal and accounting fees was due to the several factors, including the increased costs of public company filings that we incurred in 2006 compared with 2005, when we were a private company until June. In addition, we incurred significant legal costs related with our expansion into Florida and the implementation of our 2006 Equity Incentive Plan. Directors fees and retirement fees increased primarily due to the implementation of share-based compensation during 2006. The increase in other operating expenses was due primarily to an increase in other consulting services related to our expansion activities.
Income Tax Expense
Income tax expense was $403,000 less during the three months ended September 30, 2006, compared with the three months ended September 30, 2005, as a result of the decrease in net income before taxes. The effective tax rate was 28.1% for the 2006 quarter, compared with 32.0% for the 2005 quarter. For the nine months ended September 30, 2006, income tax expense was $476,000 lower than the 2005 period. This was due to lower net income, which also led to a lower effective tax rate. During the period, the effective income tax rate was 31.1% compared with 32.5% in 2005.

Liquidity and Capital Resources
Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest earning assets and interest bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short-term notice if needed.
The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset and Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2006, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.
The consolidated statement of cash flows for the nine months ended September 30, 2006 and 2005, detail cash flows from operating, investing and financing activities. For the nine months ended September 30, 2006, net cash provided by operating activities was $2.4 million, while investing activities used $17.5 million, primarily to fund loan growth, and financing activities provided $13.6 million primarily from an increase in deposits, resulting in a net decrease in cash during the nine month period of $1.5 million.
Regulatory Capital Ratios for HeritageBank of the South at September 30, 2006
The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities. The following table reflects the Bank’s compliance at September 30, 2006, with regulatory capital requirements. These calculations are based on total risk weighted assets of $301.8 million as of September 30, 2006, and average total assets of $360.3 million for the three months ended September 30, 2006.

					Minimum Required to
					Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets	$58,380	19.3%	$24,144	8.0%	$30,180	10.0%

Tier I Capital to Risk Weighted Assets	54,602	18.1	12,072	4.0	18,108	6.0

Tier I Capital to Average Assets	54,602	15.2	14,452	4.0	18,065	5.0
Heritage Financial Group also is subject to Georgia capital requirements for bank holding companies. At September 30, 2006, Heritage Financial Group had total equity of $68.1 million or 17.9% of total assets as of that date. Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier I leverage capital of $68.1 million or 18.2%, which was $53.2 million above the 4.0% requirement.

ITEM 3. CONTROLS AND PROCEDURES
An evaluation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”) as of September 30, 2006, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a — 15(f) under the Act) that occurred during the quarter ended September 30, 2006, that has materially affected, or is likely to materially affect our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the quarter ended September 30, 2006.
Below is a summary of issuer purchases of equity securities during the quarter ended September 30, 2006. We adopted a stock repurchase plan for up to 220,328 shares on May 25, 2006.

			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	may yet be
	Total		Publicly	Purchased
	Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
	Purchased	Paid Per Share	Programs	Programs
July	42,128	$13.45	42,128	20,000
August	20,000	13.57	20,000	—
September	—	—	—	—

Total	62,128	$13.49	62,128	—

On October 20, 2006, the Company announced that its Board of Directors has authorized a new stock repurchase program. Under the new program, the Company will purchase during the coming year up to 335,000 shares, or approximately 10% of its currently outstanding publicly held shares of common stock. The repurchases may be made from time to time in open-market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions. The new program will expire in October 2007 unless completed sooner or otherwise extended.
ITEM 6. EXHIBITS

		Reference to
		Prior Filing
Regulation S-B		or Exhibit Number
Exhibit Number	Document	Attached Hereto
31	Rule 13a-14(a)/15d-14(a) Certifications	31

32	Section 1350 Certifications	32

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP

Date: November 9, 2006	By:	/s/ O. Leonard Dorminey O. Leonard Dorminey President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ Tammy W. Burdette

Tammy W. Burdette
Executive Vice President and Chief Financial Officer