Form 10KSB
period 2006-12-31
Heritage Financial Group
filed 2007-03-27
CIK 1320002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006 – Commission File Number 000-51305

HERITAGE FINANCIAL GROUP
(A United States Corporation)
IRS Employer Identification Number 45-0479535
721 North Westover Blvd., Albany, GA 31707
229-420-0000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which registered

Common Stock, Par Value $0.01 per share	NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☑ No ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant’s revenues for the fiscal year ended December 31, 2006 were $28,217,945. As of March 23, 2007, there were issued and outstanding 11,449,155 shares of the registrant’s common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant on this date, computed by reference to the last sales price on the Nasdaq Global Market on that date, was $37.4 million, 2,335,463 shares at $16.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-KSB – Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders.
Traditional Small Business Disclosure Format            Yes ☐ No ☑

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
The Company completed an initial public offering on June 29, 2005. It sold 3,372,375 shares of common stock in that offering for $10.00 per share. The Company’s employee stock ownership plan (the “ESOP”) purchased 440,700 shares with the proceeds of a loan from the Company. The Company received net proceeds of $32.4 million in the public offering, 50% of which was contributed to the Bank and $4.4 million was loaned to the ESOP for its purchase of shares in the offering. The Company issued 7,868,875 shares of common stock to Heritage, MHC (“MHC”) in connection with the offering, so that MHC owned 70% of its outstanding common stock. Since the public offering, the Company has repurchased 555,138 shares of common stock. As of December 31, 2006, MHC owns approximately 72% of the Company.
The Bank was originally chartered in 1955 as a federal credit union, serving the Marine Corps Logistic Base in Albany, Georgia. Over the years, it evolved into a full-service, multi-branch community credit union in Dougherty, Lee, Mitchell and Worth counties. It was converted from a federal credit union charter to a federal mutual savings bank charter in July 2001. The objective of that charter conversion was to better serve customers and the local community though the broader lending ability of a savings bank and to expand our customer base beyond the limited field of membership permitted for credit unions. In February 2002, the Company was formed as part of the reorganization into the two-tier mutual holding company structure. On January 1, 2005, the Bank converted to a Georgia state-chartered stock savings bank. In August 2006, the Company expanded outside of the Southwest Georgia market by opening a branch in Ocala, Florida.
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
The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market deposit and term certificate accounts and checking accounts. It solicits deposits in our market areas and, to a lesser extent from financial institutions nationwide, and brokered deposits.
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
Market Area
We intend to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Albany, Georgia and primarily serve Dougherty, Lee and Worth counties in Georgia. In August 2006, we opened a branch in Ocala, Florida, our first branch outside of Southwest Georgia. We occasionally make loans beyond our market area to meet customer’s needs and develop business. As of June 30, 2006, we had a 13.4% market share of insured deposits in the Albany metropolitan statistic area, ranking us third among all insured depository institutions in that area.
The local economy is historically based on manufacturing, but it has become more service-oriented in the last two decades. Median household income and per capita income in the Southwest Georgia market area are below the state and national averages, reflecting the urban nature of the market and limited availability of high paying white collar and technical jobs. As of December 2006, our market area reported an unemployment rate of 4.9%, as compared to the national average of 4.5%. Major employers in our market area include The Marine Corps Logistics Base, Phoebe Putney Memorial Hospital, Procter & Gamble, Cooper Tire & Rubber, Calltech Communications, Albany State University, Palmyra Medical Centers, and Miller Brewing Company.
Market Area Expansion
On March 14, 2006, the Company and the Bank entered into an agreement with Ameris Bancorp (“Ameris”) and two of its banking subsidiaries. Under the agreement, the Company and the Bank entered into a series of transactions with Ameris that resulted in the Bank being able to lawfully operate a new branch in the state of Florida. The Bank opened a new branch in Ocala, Florida in August of 2006, operating in a temporary store front location until a full service branch can be completed, which we expect to occur in late 2007.
The Bank continues to look at other expansion opportunities in Florida and Georgia. These expansions may be made through de novo branching, acquisitions or a combination of both.

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
We attract our deposits through our branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.
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
Selected Consolidated Financial Information

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Selected Financial Condition Data:

Total assets	$413,330	$363,797	$343,468	$335,668	$310,902
Loans, net	272,700	250,493	235,275	240,794	227,490
Securities available for sale, at fair value:
U.S. government and agency securities	29,439	14,044	11,528	8,960	4,983
Corporate debt securities	4,106	3,786	4,364	2,965	3,617
Mortgage-backed securities	28,044	31,098	26,478	24,481	16,922
State, county and municipal	16,316	6,869	8,874	7,210	7,118
Equity and other investments	6,667	9,069	8,044	7,896	2,994
Federal Home Loan Bank stock, at cost	2,499	2,927	2,957	2,000	1,750
Deposits	299,189	238,640	248,543	255,321	237,294
Federal Home Loan Bank advances and other borrowings	40,000	50,000	51,000	40,000	35,000
Total equity	62,808	68,983	39,134	36,987	34,288

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Selected Operations Data:
Total interest income	$22,609	$19,243	$17,780	$18,720	$19,591
Total interest expense	8,377	5,935	4,898	5,853	6,756

Net interest income	14,232	13,308	12,882	12,867	12,835
Provision for loan losses	695	1,014	200	650	2,750

Net interest income after provision for loan losses	13,537	12,294	12,682	12,217	10,085

Fees and service charges	4,121	3,836	3,932	2,969	2,603
Gain (loss) on sales of investment securities	(59)	(5)	139	403	1,649
Other noninterest income	1,548	1,504	1,384	1,589	1,003

Total noninterest income	5,610	5,335	5,455	4,961	5,255
Total noninterest expense	16,060	13,584	13,054	13,849	12,932

Income before taxes and extraordinary items	3,086	4,045	5,083	3,329	2,407
Income tax provision (benefit)	732	1,095	1,550	1,053	839

Net income	$2,354	$2,950	$3,533	$2,276	$1,568

	Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets	0.63%	0.83%	1.04%	0.70%	0.52%
Return on equity	3.44%	5.18%	9.28%	6.39%	4.66%
Dividend payout ratio	28.64%	16.13%	—	—	—

Interest Rate Spread Information:
Average during period	3.50%	3.86%	4.08%	4.14%	4.57%
End of period	3.72%	3.97%	3.92%	4.24%	4.60%
Net interest margin	4.19%	4.15%	4.23%	4.31%	4.71%
Operating expense to average total assets	4.29%	3.81%	3.84%	4.28%	4.28%
Average interest-earning assets to average interest-bearing liabilities	116.64%	115.95%	110.10%	108.63%	109.00%
Efficiency ratio	80.94%	72.86%	71.19%	77.68%	71.49%

Asset Quality Ratios:
Non-performing assets to total assets at end of period	0.14%	0.25%	0.22%	0.26%	0.44%
Non-performing loans to total loans	0.09%	0.33%	0.24%	0.19%	0.37%
Allowance for loan losses to non-performing loans	1,582.00%	473.18%	525.71%	754.96%	402.00%
Allowance for loans losses to net loans	1.47%	1.44%	1.24%	1.43%	1.48%
Net charge offs to average loans outstanding	0.09%	0.15%	0.30%	0.24%	0.71%

Capital Ratios:
Equity to total assets at end of period	15.22%	18.96%	11.39%	11.02%	11.03%
Average equity to average assets	18.29%	15.98%	11.21%	11.02%	11.15%

Other Data:
Number of full-service offices	7	6	6	7	8

Lending Activities
The following table presents information concerning the composition of the Bank’s loan portfolio in dollar amounts and in percentages (before deductions for allowances for losses) as of the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate
One- to four-family	$73,681	26.62%	$74,121	29.17%	$74,324	31.20%	$77,342	31.66%	$61,389	26.59%
Multi-family	16,913	6.11	15,918	6.26	17,049	7.16	17,013	6.96	17,483	7.57
Commercial	44,496	16.08	37,985	14.95	38,581	16.19	42,112	17.24	44,908	19.45
Farmland	2,642	0.95	—	—	—	—	—	—	—	—
Construction and development	32,822	11.86	16,505	6.50	8,248	3.46	11,382	4.66	11,489	4.98

Total real estate loans	170,554	61.62	144,529	56.88	138,202	58.01	147,849	60.52	135,269	58.58

Other loans
Consumer loans:
Student	703	0.25	1,110	0.44	1,190	0.50	1,307	0.54	1,721	0.75
Automobile	46,331	16.74	50,137	19.73	47,455	19.92	44,280	18.13	51,057	22.11
Home equity	16,368	5.91	15,591	6.14	13,837	5.81	12,807	5.24	12,420	5.38
Other	8,812	3.19	9,058	3.56	9,212	3.87	9,534	3.90	10,932	4.73

Total consumer loans	72,214	26.09	75,896	29.87	71,694	30.09	67,928	27.81	76,130	32.96

Commercial business loans	34,008	12.29	33,686	13.26	28,346	11.90	28,520	11.67	19,504	8.45

Total other loans	106,222	38.38	109,582	43.12	100,040	41.99	96,448	39.48	95,634	41.42

Total loans	276,776	100.00%	254,111	100.00%	238,240	100.00%	244,297	100.00%	230,903	100.00%

Less allowance for loan losses	4,076		3,618		2,965		3,503		3,413

	$272,700		$250,493		$235,275		$240,794		$227,490

The following table shows the composition of the Bank’s loan portfolio by fixed- and adjustable-rates of interest at the dates indicated.

	December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Fixed Rate Loans:
Real Estate
One- to four-family	$68,774	24.85%	$69,928	27.52%	$71,373	29.96%
Multi-family	14,542	5.25	15,113	5.95	16,385	6.88
Commercial	28,109	10.16	26,293	10.35	33,562	14.09
Farmland	670	.24	—	—	—	—
Construction and development	14,025	5.07	8,299	3.27	3,687	1.55

Total real estate loans	126,120	45.57	119,633	47.08	125,007	52.48
Consumer	50,629	18.29	55,970	22.02	53,908	22.63
Commercial business	13,505	4.88	12,098	4.76	9,073	3.81

Total fixed-rate loans	190,254	68.74	187,701	73.86	187,988	78.90

Adjustable Rate Loans:
Real Estate
One- to four-family	4,907	1.77	4,193	1.65	2,951	1.24
Multi-family	2,371	0.86	805	0.32	664	0.28
Commercial	16,387	5.92	11,692	4.60	5,018	2.11
Farmland	1,972	.71	—	—	—	—
Construction and development	18,797	6.79	8,206	3.23	4,562	1.91

Total real estate loans	44,434	16.05	24,896	9.80	13,195	5.54
Consumer	21,585	7.80	19,926	7.84	17,785	7.47
Commercial business	20,503	7.41	21,588	8.50	19,272	8.09

Total adjustable rate loans	86,522	31.26	66,410	26.14	50,252	21.10

Total loans	276,776	100.00%	254,111	100.00%	238,240	100.00%

Less allowance for loan losses	4,076		3,618		2,965

Total loans, net	$272,700		$250,493		$235,275

The following schedule illustrates the contractual maturity of the Bank’s loan portfolio at December 31, 2006. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One-to-Four Family		Multi-family		Commercial		Farmland		Construction		Consumer		Commercial Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
One year or less:(1)
	$11,859	7.32%	$6,250	6.15%	$18,776	7.86%	$331	8.60%	$20,970	8.16%	$5,736	9.89%	$14,333	8.50%	$78,255	7.99%

One year through 5 years:
	$22,439	7.40%	$10,663	7.18%	$22,813	7.08%	$2,311	8.44%	$11,374	8.00%	$49,734	7.74%	$17,950	7.78%	$137,284	7.57%

Five years and over:
	$39,383	5.93%	$—	—%	$2,907	7.56%	$—	—%	$478	7.64%	$16,744	8.91%	$1,725	8.25%	$61,237	6.90%

Total:
	$73,681		$16,913		$44,496		$2,642		$32,822		$72,214		$34,008		$276,776

The total amount of loans due after December 31, 2007 which have predetermined interest rates is $156 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $42 million.

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

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
Effective January 1, 2005, we became subject to the lending limit established under Georgia law for loans to one borrower and the borrower’s related entities. See “How We Are Regulated — the Bank - Georgia Regulation.” Based on our capital level at December 31, 2006, the maximum amount under Georgia law that we could loan to any one borrower and the borrower’s related entities was $11.7 million for fully secured loans (including loans secured by real estate for which we have an independent appraisal) and $7.0 million for all other loans. Internally, we have set limits of $7.5 million for fully secured loans and $4.5 million for all other loans to any one borrower and the borrower’s related entities.
Major loan customers. Our five largest lending relationships are with commercial borrowers and total $25.5 million in the aggregate, or 9.2% of our $276.8 million loan portfolio at December 31, 2006. The largest relationship consists of $5.7 million in loans secured by real estate. The next four largest relationships at December 31, 2006, were $5.3 million to a retail pharmacy business primarily secured by real estate, $5.1 million secured by various real estate, $4.9 million secured by an aviation business, and $4.5 million secured by various residential and commercial rental properties. At December 31, 2006, we had 19 other lending relationships that exceeded $2.0 million, for a total of $45.2 million, or 16.3% of our total loan portfolio. All of these loans were current as of December 31, 2006.
One- to Four-Family Residential Real Estate Lending. We originate loans secured by first mortgages on one- to four-family residences in our lending area, and on occasion, outside our lending area for customers whose primary residences are within our lending area. The majority of these loans are originated for funding by other lenders. During 2002 and 2003, this type of lending increased because of increased demand for refinancing and our decision, in 2003, to originate more fixed-rate residential loans for our portfolio. In 2004, this loan demand decreased, primarily due to a decrease in refinancing activity, and we reduced the amount of mortgage loans originated for our portfolio, though we continued to originate loans for funding by another lender. In 2005, we ceased originating 15 and 30 year one- to four-family residential loans for our own portfolio. At December 31, 2006, we had $73.7 million, or 26.6% of our loan portfolio in one- to four-family residential loans. Of these, $68.8 million were fixed-rate loans and $4.9 million were adjustable rate loans.
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
We currently originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Fixed-rate loans have a five-year term, with a balloon payment and a 15- to 30-year amortization calculation.
Adjustable-rate mortgage, or ARM, loans are generally offered with annual repricing with a maximum annual rate change of 1% and maximum overall rate change of 4%. We use a variety of indices to reprice our ARM loans. Our ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment of the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. Our ARM loans are written using generally accepted underwriting guidelines. ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. The majority of these loans were originated during 2002 and 2003, as rates were decreasing. Rates have increased in 2005 and 2006, but we have not experienced significant delinquencies.
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
Commercial and Multi-Family Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, and a limited amount of small retail establishments, hotels, motels, warehouses and small office buildings located in our market areas. At December 31, 2006, multi-family and commercial real estate loans totaled $16.9 million and $44.5 million or 6.11% and 16.08%, respectively, of our gross loan portfolio.
Our loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate over a three-or five-year term with a balloon payment based on an amortization of 20 years or less. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on our multi-family and commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan.
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
Construction and Development Lending. Our construction loan portfolio consists of loans for the construction of one- to four-family residences, multi-family residences and commercial properties. Construction lending generally affords us an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, construction loans are generally made with adjustable rates of interest for six- to nine- month terms, with interest-only payments due during the construction period. At December 31, 2006, we had $32.8 million in construction loans outstanding, representing 11.86% of our gross loan portfolio and consisting of $5.6 million in construction loans for one- to four-family residences and commercial properties being constructed and $27.2 million in acquisition and development loans to builders for the development of lots for future residential and commercial construction.
Construction loans also involve additional risks because funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan-to-value ratios. We fund our construction loans based on percentage of completion as determined by physical property inspections. Acquisition and development loans are required to be paid down as lots are sold, though on an accelerated basis so that we are repaid before all the lots are sold. See also the discussion under the headings “- Classified Assets” and "- Loan Delinquencies and Defaults” below.

Commercial Business Lending. At December 31, 2006, commercial business loans totaled $34.0 million or 12.3% of our gross loan portfolio. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than more traditional single family loans.
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
Consumer Lending. We offer a variety of secured consumer loans, including home equity lines of credit, new and used auto loans, boat and recreational vehicle loans, and loans secured by deposit accounts. We also offer a limited amount of unsecured loans. We originate our consumer loans primarily in our market areas. At December 31, 2006, our consumer loan portfolio totaled $72.2 million, or 26.1% of our gross loan portfolio.
Our home equity lines of credit totaled $16.4 million, and accounted for 5.9% of our gross loan portfolio at December 31, 2006. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. Home equity lines of credit generally have a 15-year draw period and require the payment of 1.5% of the outstanding loan balance per month during the draw period, which may be reborrowed at any time during the draw period. We also offer a 15-year home equity line of credit that requires interest-only payments for the first five years, then fully amortizing payments over the remaining 10 years of the loan. At December 31, 2006, unfunded commitments on home equity lines of credit totaled $11.5 million. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.
We originate auto loans on a direct and indirect basis. Auto loans totaled $46.3 million at December 31, 2006, or 16.7% of our gross loan portfolio of which $17.2 million was direct loans and $29.2 million was indirect loans. We have relationships with approximately 50 car dealerships for indirect lending under an arrangement providing a reserve fee to the referring dealer. Most of our indirect car loans are made with three of these dealerships. This indirect lending is highly competitive, however, our ability to provide same day funding makes our product more competitive. Auto loans may be written for up to six years and usually have fixed rates of interest. Loan-to-value ratios are up to 100% of the sales price for new autos and 100% of retail value on autos, based on valuation from official used car guides.
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
We have agreements with mortgage lenders, pursuant to which we originate residential mortgage loans for these lenders in accordance with their policies, terms and conditions and forward the loan package to those lenders for funding. We charge the borrower an origination fee for processing the borrower’s application in accordance with the lender’s specifications. We also may earn a premium on these loans based on the difference between the rate on the loan and the lock-in rate accepted by the lender. During 2006, we originated $50.9 million of mortgage loans for these lenders and generated approximately $447,000 of loan origination fees on these loans.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees for late payments totaled $172,000, $157,000 and $151,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
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

Delinquent Loans. The following table sets forth our loan delinquencies by type, number and amount at December 31, 2006.

	Loans Delinquent For:
	60-90 Days			90 Days and Over			Total Delinquent Loans
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands
Real Estate:
One- to four-family	—	$—	—%	—	$—	—%	—	$—	—%
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—	—	—
Construction and development	1	62	.19%	1	61	.19%	2	123	.37
Consumer	4	17	.02	15	76	.11	19	93	.13
Commercial business	2	40	.12	—	—	—	2	40	.12

Total	7	$119	.04%	16	$137	.05%	23	$256	.09%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. At all dates presented, we had no accruing loans more than 90 days delinquent and no troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Nonaccruing Loans:
One- to four-family	$—	$102	$62	$130	$182
Multi-family	—	—	—	—	—
Commercial	—	241	201	—	—
Construction and development	61	—	—	—	—
Consumer	197	524	301	334	483
Commercial business	—	—	—	—	184

Total	258	867	546	464	849

Foreclosed Assets:
One- to four-family	—	44	127	337	370
Multi-family	—	—	—	—	—
Commercial	306	—	—	—	—
Construction and development	—	—	—	—	—
Consumer	16	15	74	85	151
Commercial business	—	—	—	—	—

Total	322	59	201	422	521

Total non-performing assets	$580	$926	$765	$886	$1,370

Total as a percentage of total assets	0.14%	0.25%	0.22%	0.26%	0.44%

As of December 31, 2006, the level of non-performing assets was primarily attributable to our commercial and consumer lending activities. Commercial and consumer loans generally involve significantly greater credit risks than single-family residential lending. For a discussion of significant non-performing assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 6 of this 10-KSB.
For the year ended December 31, 2006, there was approximately $43,700 gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms. No amount was included in interest income on these loans for this period.
Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2006, there was also an aggregate of $1.8 million of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses.
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
When an institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the DBF”), which may order the establishment of additional general or specific loss allowances.
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2006, we had $7.0 million of our assets internally classified, of which $6.7 million is classified as substandard, $13,000 is classified as doubtful, and $322,000 is in other real estate and repossessions. The total amount classified represented 10.7% of our equity capital and 1.6% of our assets at December 31, 2006. The slight increase in classified assets at December 31, 2006 compared with 2005, is largely a result of the growth we have experienced in our loan portfolio. Classified assets remain well below our internal targets.

Provision for Loan Losses. We recorded a provision for loan losses for the year ended December 31, 2006, of $695,000, compared to $1.0 million for the year ended December 31, 2005. The provision for loan losses is charged to income to provide adequate allowance for loan losses to reflect probable incurred losses based on the factors discussed below under “— Allowance for Loan Losses.” The provision for loan losses for the year ended December 31, 2006, was based on management’s review of such factors which indicated that the allowance for loan losses reflected probable incurred losses in the loan portfolio as of the year ended December 31, 2006. For a more detailed analysis of the provision for loan losses in 2006, see “Provision for Loan Losses” included in Item 6 of this 10-KSB.
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
At December 31, 2006, our allowance for loan losses was $4.1 million or 1.5% of the total loan portfolio with no specific reserves. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolios. The allowance is discussed further in Notes 1 and 3 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” in Item 6 of this 10-KSB.

The following table sets forth an analysis of our allowance for loan losses.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Balance at beginning of period	$3,618	$2,965	$3,503	$3,413	$2,346

Charge-offs:
One- to four-family	—	27	60	62	141
Multi-family	—	—	—	—	129
Commercial real estate	—	—	369	—	25
Construction and development	31	—	—	—	115
Consumer	368	567	557	710	1,352
Commercial business	—	—	4	182	264

	399	594	990	954	2,026

Recoveries:
One- to four-family	—	8	1	5	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and development	—	—	—	—	50
Consumer	162	224	247	291	293
Commercial business	—	—	4	98	—

	162	232	252	394	343

Net charge-offs	237	362	738	560	1,683

Provision charged to operations	695	1,015	200	650	2,750

Balance at end of period	$4,076	$3,618	$2,965	$3,503	$3,413

Ratio of net charge-offs during the period to average loans outstanding during period	0.09%	0.24%	0.30%	0.24%	0.71%

Ratio of net charge-offs during the period to average non-performing assets	29.28%	43.46%	96.47%	63.21%	122.85%

Allowance as a percentage of non-performing loans	1,582.00%	473.18%	525.71%	754.96%	402.00%

Allowance as a percentage of total loans (end of period)	1.47%	1.42%	1.24%	1.43%	1.48%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2006			2005			2004			2003
			Percent			Percent			Percent			Percent
			of Loans			of Loans			of Loans			of Loans
		Loan	in Each		Loan	in Each		Loan	in Each		Loan	in Each
	Amount of	Amounts	Category	Amount of	Amounts	Category	Amount of	Amounts	Category	Amount of	Amounts	Category
	Loan Loss	By	to Total	Loan Loss	By	to Total	Loan Loss	By	to Total	Loan Loss	By	to Total
	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans
Secured by one-to four- family residential real estate	$875	$73,681	26.62%	$983	$74,121	29.17%	$378	$74,324	31.20%	$355	$77,342	31.66%

Secured by multi- family residential real estate	177	16,913	6.11	166	15,918	6.26	387	17,049	7.16	313	17,013	6.96

Secured by commercial real estate	925	44,496	16.08	711	37,985	14.95	713	38,851	16.19	1,029	42,112	17.24

Construction and development	471	32,822	11.86	218	16,505	6.50	112	8,248	3.46	251	11,382	4.66

Farmland	32	2,642	0.95	—	—	—	—	—	—	—	—	—

Consumer	791	72,214	26.09	858	75,896	29.87	756	71,694	30.09	850	67,928	27.81

Commercial business	805	34,008	12.29	682	33,686	13.26	434	28,346	11.90	568	28,520	11.67

Unallocated	—	—	—	—	—	—	185	—	—	137	—	—

Total	$4,076	$276,776	100.00%	$3,618	$254,111	100.00%	$2,965	$238,242	100.00%	$3,503	$244,297	100.00%

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
The Treasurer has the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the Chief Financial Officer. The Treasurer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset and Liability Management and Market Risk,” in Item 6 of this 10-KSB.
Our investment securities currently consist of mortgage-backed securities, federal agency securities, mutual fund investments, state and local government securities and corporate debt securities. See Note 2 of the Notes to Consolidated Financial Statements. The corporate debt was acquired to increase the yield in our investment securities portfolio.

As a member of the Federal Home Loan Bank of Atlanta, we had $2.5 million in stock of the Federal Home Loan Bank of Atlanta at December 31, 2006. For the year ended December 31, 2006, we received $159,000 in dividends from the Federal Home Loan Bank of Atlanta.
The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. Our securities portfolio at December 31, 2006, did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2006		2005		2004
	Carrying	% of	Carrying	% of	Carrying	% of
	Value	Total	Value	Total	Value	Total
	(Dollars in Thousands)
Securities available for sale:
U. S. Government sponsored agencies	$29,439	34.81%	$14,044	21.65%	$11,528	19.44%
Corporate debt securities (1)	4,106	4.86	3,786	5.84	4,364	7.36
Mortgage-backed securities	28,044	33.16	31,098	47.94	26,478	44.66
State, county and municipal securities	16,316	19.29	6,869	10.59	8,874	14.97
Equity and other (2)	6,667	7.88	9,069	13.98	8,044	13.57

	$84,572	100.00%	$64,866	100.00%	$59,228	100.00%

Other earning assets:
Interest-bearing deposits with banks	$2,154	12.43%	$1,387	12.46%	$421	2.60%
Federal funds sold	12,677	73.15	6,820	61.25	12,783	79.10
FHLB stock	2,499	14.42	2,927	26.29	2,957	18.30

	$17,330	100.00%	$11,134	100.00%	$16,161	100.00%

(1)	Includes $2.0 million in non-rated debt securities and $2.1 million in debt securities with below investment grade ratings.

(2)	Consists primarily of an investment in a mutual fund that invests in adjustable rate mortgages.

The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock, as of December 31, 2006 are indicated in the following table. Yields on tax exempt obligations have not been computed on a tax equivalent basis.

	Less than One Year		One to Five Years		Over Five to Ten Years		Over Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
Securities Available for Sale:
U.S. government sponsored agencies	$1,510	3.29%	$10,112	4.92%	$11,242	6.05%	$6,750	6.00%	$29,614	5.54%	$29,439
Corporate debt securities	—	—	—	—	3,252	6.13	1,219	7.12	4,471	6.63	4,106
Mortgage-backed securities	4,217	4.53	14,567	4.50	8,434	4.59	1,620	4.59	28,838	4.47	28,044
State, county and municipal	—	—	1,831	3.26	8,916	3.84	5,742	4.03	16,489	3.80	16,316
Equity and other	—	—	—	—	—	—	—	—	6,935	4.45	6,667

Total investment securities	$5,727	3.91%	$26,510	4.22%	$31,844	5.15%	$15,331	5.44%	$86,347	4.90%	$84,572

Sources of Funds
General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.
Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings and checking accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits primarily in our market areas and rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. In addition, we solicit brokered deposits when terms and rates are more favorable than those in the markets we serve. At December 31, 2006, we had $40.8 million in brokered deposits, of which $30.0 million were money market deposits from a broker/dealer. The other $10.8 million in brokered deposits were in short term certificates of deposit.
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
Under regulations of the Board of Governors of the Federal Reserve System, we are required to maintain reserves in cash or on deposit at the Federal Reserve at specified levels against our transaction accounts, primarily checking and NOW accounts. At December 31, 2006, the Bank was in compliance with these Federal Reserve requirements and, as a result, would have been deemed to be in compliance with similar reserve requirements under Georgia law.

The following tables set forth the average dollar amount of deposits in the various types of interest-bearing deposit programs we offered during the years indicated and the average rate paid on these accounts.

	December 31,
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Interest-bearing deposits:
Interest-bearing demand deposits and NOW accounts	$38,196	0.82%	$46,062	0.75%	$50,922	0.68%
Savings and money market accounts	89,004	1.17	88,624	0.91	87,607	0.67
Time deposits	111,539	4.36	97,457	2.96	96,771	2.41

Total interest bearing deposits	$238,739	2.61%	$232,143	1.73%	$235,300	1.39%

Time deposits

	Maturity
	3 Months	Over 3-6	Over 6-12	Over 12
	or Less	Months	Months	Months	Total
	(In Thousands)
Time deposits of less than $100,000	$14,836	$15,922	$29,837	$17,096	$77,691
Time deposits of $100,000 or more	19,343	12,369	17,070	8,546	57,328

Total time deposits	$34,179	$28,291	$46,907	$25,642	$135,019

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
We may obtain advances from the Federal Home Loan Bank of Atlanta upon the security of certain of our mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. At December 31, 2006, we had $40.0 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $48.6 million from the Federal Home Loan Bank of Atlanta.
We also have the ability to borrow up to $17.9 million from the Bankers Bank, pursuant to renewable lines of credit. At December 31, 2006, we had $5.0 million drawn on these lines for temporary funding needs. We do not expect to utilize this source for funding long term financing needs prior to utilizing all borrowing capacity at the Federal Home Loan Bank of Atlanta.
The Bank is authorized to borrow from the Federal Reserve Bank of Atlanta’s “discount window” after it has exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings. We have never borrowed from our Federal Reserve Bank.

The following table sets forth the maximum month-end balance and average balance of borrowings for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Maximum Balance
Federal Home Loan Bank advances	$50,000	$51,000	$51,000

Average Balance
Federal Home Loan Bank advances	$46,134	$45,821	$42,110

Average interest rate paid during the year	4.21%	4.15%	3.85%

End of Year Balance
Federal Home Loan Bank advances	$40,000	$50,000	$51,000

Weighted average interest rate of Federal Home Loan Bank advances	4.41%	4.40%	$3.85%

Subsidiary and Other Activities
The Bank is engaged in the sale of securities and insurance products to customers through an agreement with a third-party broker-dealer, at a location separate from any of our deposit-taking facilities. During the year ended December 31, 2006, we earned $555,000 in fees and commissions from this activity. This activity is conducted in accordance with applicable provisions of federal and state insurance and securities laws.
The Bank has one active subsidiary, Heritage Real Estate Holdings, which holds real property acquired as possible office locations. Its current holdings include two residential rental duplexes. This property is no longer designated for use as office property and is expected to be sold in the near future. This subsidiary also owns 50 percent of an office building, a portion of which is used by us for the conduct of our sale of securities and insurance products. We may utilize additional space in that building for administrative offices in the future.
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

HeritageBank of the South. The Bank, as a Georgia savings bank is subject to regulation and periodic examination by the DBF and the FDIC. This regulation extends to all aspects of its operations. The Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to the Company. See “- Regulatory Capital Requirements” and “- Limitations on Dividends and Other Capital Distributions.” State and federal laws and regulations prescribe the investment and lending authority and activities of Georgia savings banks. The FDIC also insures the deposits of the Bank to the maximum extent permitted by law. This regulation of the Bank is intended for the protection of depositors and the insurance of accounts fund and not for the purpose of protecting stockholders.
Georgia Regulation. The Bank is subject to extensive regulation and supervision by the DBF, including the ability to initiate enforcement actions. The DBF regularly examines the Bank, often jointly with the FDIC. As a Georgia savings bank, we are required to have no more than 50% of our assets in commercial real estate and business loans. We are in compliance with this requirement. Our lending and investment authority and other activities are governed by Georgia law and regulations and polices of the DBF. We are subject to a statutory lending limit for aggregate loans to one person or a group of persons combined because of certain common interests. That limit is 15% of our statutory capital base, except for loans fully secured by high quality collateral or ample security, which includes real estate with an independent appraisal, in which case that limit is increased to 25%. Our statutory capital base consists of our stock, paid-in-capital and surplus, capital debt and appropriated retained earnings, which is that portion of our retained earnings designated by the board of directors as not available for dividends. We have not appropriated any retained earnings. Our lending limit under Georgia law as of December 31, 2006 was $11.7 million secured and $7.0 million unsecured. We have no loans in excess of our lending limit. Georgia law also limits our ability to invest in real estate, including a limit on fixed assets of 60% of our statutory capital base, except for temporary grants of authority to exceed that limit granted by the DBF.
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
The FDIC insures the deposits of the Bank up to the applicable limits, and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC may terminate deposit insurance if it determines that the insured institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Heritage Financial Group and Heritage, MHC. As the holding companies of a Georgia savings bank, the Company and MHC are subject to regulation and examination by the DBF. This state regulation includes the imposition of capital requirements and limits on dividend payments. See “- Regulatory Capital Requirements” and “- Limitations on Dividends and Other Capital Distributions.” As savings association holding companies, the Company and MHC also are subject to regulation and examination by the Office of Thrift Supervision (the “OTS”). The terms of the Company’s charter is prescribed by the OTS and requires us to only pursue any or all of the lawful objectives and powers of the subsidiary of a mutual holding company.
Regulation by the OTS. Pursuant to regulations of OTS, the Company and MHC are subject to regulation, supervision and examination by the OTS. Under regulations of the OTS, MHC must own a majority of outstanding shares of the Company in order to qualify as a mutual holding company. Applicable federal law and regulations limit the activities of the Company and MHC and require the approval of the OTS for any acquisition or divestiture of a subsidiary, including another financial institution or holding company thereof.
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
Under federal law, if the Bank fails the qualified thrift lender test, the Company and MHC must obtain the approval of the OTS prior to continuing, directly or through other subsidiaries, any business activity other than those approved for multiple savings association holding companies or their subsidiaries. In addition, within one year of such failure, MHC and the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The qualified thrift lender test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2006, the Bank met the test.
Under regulations of the OTS, MHC, may convert to the stock form of ownership, though it has no current intention to do so. In a stock conversion, the members of MHC would have a right to subscribe for shares of stock in a new company that would own MHC’s shares in the Company. In addition, each share of stock in the Company not owned by MHC, would be converted into             shares in that new company in an amount that preserves the holders percentage ownership.
Georgia Regulation. The DBF has supervisory and examination authority over the Company and MHC. Under this authority, there are limits on the amount of debt that can be incurred by the holding companies, and they must file periodic reports and annual registration forms.
Regulatory Capital Requirements for the Bank. The Bank is required to maintain minimum levels of regulatory capital under regulations of the FDIC. It became subject to these capital requirements on January 1, 2005, when it became a Georgia savings bank. These regulations established two capital standards, a leverage capital requirement and a risk-based capital requirement.
The capital standards require Tier 1 capital equal to at least 3.0% of total assets for the strongest institutions with the highest examination rating and 4.0% of total assets for all other institutions, unless the FDIC requires a higher level based on the particular circumstances or risk profile of the institution. Tier 1 capital generally consists of equity capital, with certain adjustments, including deducting most intangibles. At December 31, 2006, the Bank had $1.0 million in intangibles included in Tier 1 capital. At December 31, 2006, the Bank had Tier 1 capital equal to $53.3 million, or 13.9% of total average assets, which is $38.0 million above the minimum requirement of 4.0%.

The FDIC also requires the Bank to have Tier 1 capital of at least 4.0% of risk weighted-assets and total capital of at least 8.0% of risk-weighted assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance-sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. Total capital consists of Tier 1 capital, as defined above, and Tier 2 capital, which consists of certain permanent and maturing capital instruments that do not qualify as Tier 1 capital and of the allowance for possible loan and lease losses up to a maximum of 1.25% of risk-weighted assets. Tier 2 capital may be used to satisfy these risk-based requirements only to the extent of Tier 1 capital. At December 31, 2006, the Bank had $308.3 million in risk-weighted assets, $57.1 million in Tier 2 capital and $53.5 million in total capital. The FDIC is authorized to require the Bank to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities. On December 31, 2006, the Bank had Tier 1 capital of 17.3% of risk-weighted assets and Tier 2 capital of 18.5% of risk-weighted assets. These amounts were $40.9 million and $32.4 million, respectively, above the 4.0% and 8.0% requirement.
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
Institutions with at least a 4% leverage capital ratio, a 4% Tier 1 risked-based capital ratio and an 8.0% total risk-based capital ratio are considered “adequately-capitalized.” An institution is deemed “well-capitalized” institution if it has at least a 5% leverage capital ratio, a 6% Tier 1 risked-based capital ratio and an 10.0% total risk-based capital ratio. At December 31, 2006, the Bank was considered a “well-capitalized” institution.
Georgia imposes a capital requirement based on the leverage capital requirement of the FDIC. A Georgia savings bank must have at least a 4.5% leverage capital ratio, though the department of banking and Finance can impose a higher requirement for the specific circumstances and risks of the institution. Many banks are required to have a 5.5% ratio to address these specific circumstances and risks, and any bank with a less than 5.5% leverage capital ratio must submit a two-year capital plan with the DBF.
Regulatory Capital Requirements for Heritage Financial Group. The Company is required to maintain a certain level of capital under a policy of the DBF. That policy imposes a Tier 1 capital to total assets capital ratio of 4%, or higher for holding companies engaged in more risky, non-financial businesses. This level is based on the capital requirement imposed on bank holding companies by the Board of Governors of the Federal Reserve Systems and is similar to the Tier 1 leverage ratio imposed on the Bank. If either the Company or MHC fails to meet this requirement, it must file a capital plan and focus on reducing its more risky operations, and it may be subject to an enforcement action, including a capital directive.
Limitations on Dividends and Other Capital Distributions. Unless it meets certain financial criteria, the Bank must obtain the prior written approval of the DBF before paying any dividend to the Company. Those financial criteria are having: (1) classified assets of no more than 80% of Tier 1 capital plus an allowance for loan losses at the time of its last examination; (2) paid no more than 50% of last calendar year’s net income in dividends in the current calendar year, and (3) a Tier 1 leverage capital ratio of at least 6%. Georgia prohibits the Company from paying a dividend if its debt to equity ratio is 30% or more or if it is not meeting its capital requirement.
As a subsidiary financial institution of savings association holding companies, any distributions of capital by the Bank, including dividends and stock redemptions or repurchases, are subject to regulation by the OTS. The Bank must file a notice or application with the OTS before making any capital distribution. Generally, the Bank may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. However, if it proposes to make a capital distribution when it does not meet its current minimum capital requirements (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain OTS approval prior to making such distribution. The Office of Thrift Supervision may object to any distribution based on safety and soundness concerns.
In addition, MHC may elect to waive its pro rata portion of a dividend declared and paid by the Company after filing a notice with and receiving no objection from the OTS. We anticipate that MHC, subject to its own need for capital and funds, will waive dividends paid by the Company. The interests of other stockholders of the Company who receive dividends are not diluted by any waiver of dividends by MHC in the event of a full stock conversion.
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
Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2006, the Bank had no net operating loss carryforwards for federal income tax purposes.
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
State Taxation.
The Company and the Bank are subject to Georgia and Florida corporate income tax, which is generally assessed at the rate of 6%. For this purpose, taxable income generally means federal taxable income subject to certain modifications provided for in state laws. The Company and the Bank also are subject to business occupation taxes computed on gross receipts after deducting exempt income and interest paid on deposits and other liabilities. These taxes are assessed by state, county and city municipalities. The tax rates assessed vary from one municipality to another, and are subject to change.
Employees
At December 31, 2006, we had a total of 128 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Description of Property
At December 31, 2006, we had five full-service offices owned by the Bank and one leased facility in the Southwest Georgia market. In addition, we have one full-service leased facility Ocala, Florida. In August of 2006, we purchased land for a permanent location for our Ocala branch. We expect to finish construction and occupy this branch by late 2007. We may expand our branch network in other markets in Georgia and in Florida in the near future.
Our subsidiary, Heritage Real Estate Holdings, Inc., owns two rental duplex units originally purchased for office property that are now rented to third parties and held for sale. It also owns 50% of a 21,000 square foot office building, 1,800 square feet of which is used by the Bank for its brokerage services and a portion of which may be used for administrative or back office operations in the future.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II
Item 5. Market Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Market and Dividend Information
The Company completed its initial public stock offering on June 29, 2005, and its trade on the NASDAQ Global Market under the symbol HBOS. As of March 29, 2007, the Company estimates that it had approximately 1,500 stockholders, including approximately 624 beneficial owners holding shares in nominee or “street” name. The following table sets forth the high and low common stock prices in 2006 and 2005.

			Dividends
			Paid
	High	Low	Per Share
2006
First quarter	$12.30	$10.82	$0.05
Second quarter	13.45	12.01	0.05
Third quarter	15.74	13.05	0.05
Fourth quarter	17.00	15.00	0.05
2005
First quarter	$—	$—	$—
Second quarter	10.75	10.75	—
Third quarter	11.15	10.70	—
Fourth quarter	11.52	10.60	0.05
The Board of Directors of the Company commenced cash dividend payments to stockholders on October 24, 2005. The initial dividend rate was set at $0.05 per common share. MHC, which owns 72% of the Company’s common shares, waived its right to receive cash dividends in 2005 and 2006. Our cash dividend policy is continually reviewed by management and the Board of Directors. The Company intends to continue its policy of paying quarterly dividends; however, these payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Company’s financial condition, results of operations and the Bank’s ability to pay dividends to the Company. The Company relies significantly upon such dividends from the Bank to accumulate earnings for payment of cash dividends to the stockholders. In February 2007, the Company announced a dividend of $0.06 per share for the first quarter. For information regarding restrictions on the payment of dividends by the Bank to the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” in this Annual Report. Also see Note 15 of Notes to Consolidated Financial Statements.
The Company adopted an equity incentive plan providing for the issuance of stock options, restricted stock, and stock appreciation rights. This plan was approved and became effective on May 17, 2006. The following table includes certain information with respect to the awards und this equity incentive plan as of December 31, 2006:

	Number of		Number of
	securities		securities
	to be issued	Weighted	remaining
	upon	average	available for
	exercise of	exercise price	future
	outstanding	of outstanding	issuance
	options,	options,	under equity
	warrants	warrants and	compensation
	and rights	rights	plans
Equity compensation plans approved by security holders	520,605	$12.60	30,216

Equity compensation plans not approved by security holders	—	—	—

Total	520,605	$12.60	30,216

On October 19, 2006, the Company’s Board of Directors authorized management to purchase 335,000, or approximately 10%, of the Company’s outstanding publicly held shares of common stock. Information on the shares purchased during the fourth quarter of 2006 is as follows:

			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	may yet be
	Total		Publicly	Purchased
	Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
	Purchased	Paid Per Share	Programs	Programs
October	—	$—	—	335,000
November	266,335	16.64	266,335	68,665
December	68,665	16.95	68,665	—

Total	335,000	$16.70	335,000	—

On February 22, 2007, the Company announced that its Board of Directors had authorized a new stock repurchase program. Under the new program, the Company may purchase during the coming year up to 300,000 shares, or approximately 10% of its currently outstanding publicly held shares of common stock. The repurchases may be made from time to time in open-market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions. The new program will expire in February 2008, unless completed sooner or otherwise extended.

Item 6. Management’s Discussion and Analysis
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The principal business of the Company is operating our wholly owned subsidiary, the Bank. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans and investments, and the interest we pay on our interest-bearing liabilities, consisting of savings and checking accounts, money market accounts, time deposits, federal funds purchased, securities sold under agreements to repurchase and borrowings. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of service charges on deposit accounts, overdraft fees, mortgage origination fees, transaction fees, bank-owned life insurance, and commissions from investment services. Noninterest expense consists primarily of salaries and employee benefits, occupancy, equipment and data processing, advertising, professional fees and other costs. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.
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
The Company completed an initial public stock offering stock offering on June 29, 2005. It sold 3,372,375 shares of common stock in that offering for $10.00 per share. The Company’s employee stock ownership plan (the “ESOP”) purchased 440,700 shares with the proceeds of a loan from the Company. The Company received net proceeds of $32.4 million in the public offering of which 50% was contributed to the Bank and $4.4 million was loaned to the ESOP for its purchase of shares in the offering. The Company also issued an additional 7,867,875 shares of common stock to MHC, so that MHC would own 70% of the outstanding common stock at the closing of the offering. As of December 31, 2006, MHC owned approximately 72% of the Company.
Our current business strategy is to operate a well-capitalized and profitable commercial and retail financial institution dedicated to serving the needs of our customers. We strive to be the primary community financial institution in the market areas we serve. We offer a broad range of products and services while stressing personalized and efficient customer service and convenient access to these products and services. We intend to continue to operate as a commercial and consumer lender. We have structured operations around a branch system that is staffed with knowledgeable and well-trained employees. Subject to capital requirements and our ability to grow in a reasonable and prudent manner, we may open additional branches as opportunities arise. In addition to our branch system, we continue to expand electronic services for our customers. We attempt to differentiate ourselves from our competitors by providing a higher level of customer service.

Our core business is composed of the following:
1. Commercial Banking and Small Business Lending: We focus on the commercial real estate and business needs of individuals and small- to medium-sized businesses in our market area. In addition, we focus on high net worth individuals and small business owners. The commercial banking department is composed of seasoned commercial lenders and a support staff with years of combined experience in the industry. We expect this department to continue to be the fastest growing component of our business.
2. Indirect Auto Lending: We provide automobile loans to customers through long-standing relationships with a number of automobile dealerships throughout southern Georgia. While indirect lending is highly competitive, our ability to provide same-day funding makes our product more attractive.
3. Retail Banking: We operate a network of six branch offices located in Dougherty, Lee and Worth counties, as well as a branch office in Ocala, Florida. Each office is staffed with knowledgeable banking professionals who strive to deliver quality service.
4. Brokerage/Investment Services: We offer investment products, life, health, disability and long-term care insurance through our brokerage department. Our licensed personnel have over 25 years of experience in the financial services industry.
5. Mortgage Lending: Staffed with experienced mortgage originators and processors, our mortgage lending department originates residential mortgage loans that are primarily funded by third-party mortgage lenders. We collect a fee on the origination of these loans.
We continue to implement our business strategy. A critical component of this strategy includes increasing our commercial loan portfolio. During 2006, our commercial real estate, nonresidential, business and multifamily loans increased $26.8 million or 25.7% to $130.1 million. Our ability to continue to grow our commercial loan portfolio is an important element of our long term business strategy.
Commercial loans are considered to entail greater risks than one- to four-family residential loans. Our credit quality, as measured by management, improved in 2006, causing a decrease in the amount of our provision for loan losses. Our provision for loan losses may increase in the future as our portfolio of business loans continues to increase, especially if economic conditions deteriorate.
Another key component of our business strategy is the expansion of our operations outside of the Southwest Georgia market. During the first quarter of 2006, we announced that we entered into an agreement with Ameris Bancorp. to enter into a series of transactions that will allow us to operate a branch of our Bank in Florida. We have completed this series of transactions, including a $1 million payment, and on August 8, 2006, we commenced operating a branch in Ocala, Florida. As of December 31, 2006, we had approximately $4.6 million in loans and $12.8 million in deposits at our Ocala branch. Operating a branch outside of the Southwest Georgia market subjects us to additional risk factors. These risk factors include, but are not limited to the following: management of employees from a distance, lack of knowledge of the local market, additional credit risks, logistical operational issues, and time constraints of management. These risk factors, as well as others we have not specifically identified, may affect our ability to successfully operate outside of our current market area.
Our net interest income is affected by market interest rate changes. Increases in loan rates generally reduce loan demand. Recent increases in short-term interest rates, as a result of increases in the Federal Funds rate by the Board of Governors of the Federal Reserve System, without a corresponding increase in long-term interest rates have resulted in an increase in interest expense that has reduced our net yield on earning assets. Our cost of funds has increased faster than our yield on loans and investments due to the increase in market rate of interest during the first half of 2006. Liabilities have repriced at a faster rate than assets, primarily due to our need to fund loan growth with deposits. This demand caused us to move our deposit rates more in line with our competitors. As we have moved our rates in line with the market, we have experienced higher costs of funds. We expect this trend to continue into the first half of 2007, even if rates decline or remain level.

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

Comparison of Financial Condition at December 31, 2006 and December 31, 2005
Total assets increased $49.5 million, a 13.6% increase from December 31, 2005, to $413.3 million at December 31, 2006. The increase was due to growth in investments and loans, funded by growth in deposits.
Intangible assets increased $1.0 million due to our payment to in conjunction with the opening of our new branch in Ocala. In addition, premises and equipment increased $800,000 due primarily to the acquisition of the land for our permanent facility in Ocala. Other assets decreased $746,000 primarily due to the elimination of prepaid pension costs associated with the adoption of Statement of Financial Accounting Standards No. 158 (SFAS 158).
Total interest earning assets increased $49.0 million or 15.0% to $376.2 million at December 31, 2006, from $327.2 million at December 31, 2005. Gross loans increased $22.7 million or 8.9% to $276.8 million at December 31, 2006, compared with $254.1 million at December 31, 2005. Investment securities increased $19.7 million or 30.3% to $84.6 million at December 31, 2006. This increase was due primarily to transactions the Company undertook to lock in long term interest rates on investments with short term borrowings. We feel these transactions will better mitigate the Company’s overall interest rate risk in flat, rising or falling interest rate environments. Other earning assets, consisting of interest bearing deposits and federal funds sold, increased $6.6 million over the prior year.
Total liabilities increased $55.7 million or 18.9% to $350.5 million at December 31, 2006, compared with $294.8 million at December 31, 2005. This increase was due primarily to the increase in interest bearing liabilities, which increased $55.1 million or 20.1%, to $329.9 million at December 31, 2006, from $274.8 million at December 31, 2005. Deposits ended the year at $299.2 million, up 25.3% or $60.5 million from December 31, 2005. This increase was attributable to a competitive rate environment, with management choosing to increase the rates offered on deposit accounts in order to compete in the marketplace and fund loan growth. In addition, we obtained $40.8 million in brokered deposits during 2006. Approximately $30.0 million of these deposits are floating-rate brokerage money market accounts, which were obtained to help the Company achieve certain liquidity and asset / liability management targets. Total borrowings amounted to $40.0 million at December 31, 2006, a decrease of $10.0 million or 10.0% from December 31, 2005. This decrease occurred as we replaced other borrowings with deposits. Other liabilities remained relatively stable during the year.
Total equity decreased $6.2 million or 9.0% to $62.8 million at December 31, 2006. This decrease was due largely to the $8.5 million of treasury stock purchased pursuant to our stock purchase plans. Net income of $2.4 million, the allocation of $441,000 of ESOP shares, share-based compensation of $522,000, and net unrealized gains in our investment portfolio of $435,000 added to our equity position. An increase in our minimum pension liability adjustment of $748,000 and dividends of $674,000 decreased equity.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Income and yields on tax-exempt obligations have not been computed on a tax equivalent basis. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Other short-term investments include federal funds sold, interest-bearing deposits in other banks, and time deposits in other banks.

	Year Ended December 31,
	2006				2005				2004
	(Dollars in Thousands)
	Average		Interest		Average		Interest		Average		Interest
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate	Balance		Paid	Rate
Interest-Earning Assets:
Loans	$264,442		$19,123	7.23%	$245,432		$16,203	6.60%	$239,857		$15,444	6.44%
Investment securities	63,790		2,933	4.60	65,169		2,754	4.23	55,938		2,237	3.99
Other short-term investments	11,521		552	4.79	10,410		286	2.75	8,068		99	1.23

Total interest-earning assets	339,753		22,608	6.65%	321,011		19,243	5.99	303,863		17,780	5.85

Interest-Bearing Liabilities:
Demand and NOW accounts	38,196		313	0.82%	46,062		346	0.75	50,922		598	0.68
Savings accounts	89,004		1,337	1.50	88,624		803	0.91	87,607		342	0.67
Time deposits	111,539		4,571	4.10	97,457		2,883	2.96	96,711		2,337	2.41
Borrowings	47,175		2,155	4.57	45,821		1,903	4.15	42,110		1,621	3.85

Total interest-bearing liabilities	285,914		8,376	2.93	277,964		5,935	2.14	277,410		4,898	1.77

Net interest income			$14,232				$13,308				$12,882

Net interest rate spread				3.72%				3.85%				4.08%

Net earning assets	$53,839				$43,047				$26,453

Net interest margin				4.19%				4.15%				4.23%

Average interest-earning assets to average interest-bearing liabilities	1.19	x			1.15	x			1.10	x

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

	Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$1,255	$1,665	$2,920	$359	$400	$759
Investment securities	(58)	237	179	369	148	517
Other	31	235	266	29	158	187

Total interest-earning assets	$1,228	$2,137	$3,365	$757	$706	$1,463

Interest-bearing liabilities:
Savings and money market accounts	$(59)	26	(33)	$(57)	$(195)	(252)
Demand and NOW deposits	3	531	534	4	457	461
Certificates of deposit	417	1,271	1,688	17	529	546
Borrowings	52	200	252	147	135	282

Total interest-bearing liabilities	$413	$2,028	$2,441	$111	$926	$1,037

Net interest income			$924			$426

Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005
General
Our net income decreased by $597,000 or 20.2% to $2.4 million compared to $3.0 million for the year ended December 31, 2005. Basic and diluted net income per share decreased 29.0% or $0.09 per share to $0.22 per share for December 31, 2006, compared with $0.31 at December 31, 2005. An increase in net interest income of $923,000 along with an increase in noninterest income of $275,000, and a decrease in the provision for loan losses of $320,000 added to income, while an increase in noninterest expense of $2.5 million decreased earnings. Taxes decreased $362,000 due to the lower net income for the period.
The reasons for these changes are discussed in more detail in the following sections.
Net Interest Income
Net interest income increased $923,000 or 6.9% to $14.2 million compared with $13.3 million for the twelve months ending 2005. Our net interest spread decreased 16 basis points to 3.72% compared with 3.85% during the year earlier period. The net interest margin increased 4 basis points to 4.19% versus 4.15% during the same period in 2005, as we increased the leverage of our balance sheet. Average interest earning assets increased $18.7 million or 5.8% to $339.8 million compared with $321.0 million during the year-earlier period. Average interest bearing liabilities increased $7.8 million to $285.9 million compared with $278.1 million at December 31, 2006.
The Federal Reserve Board raised the targeted federal funds rate 25 basis points to 5.25% on June 29, 2006, marking the seventeenth consecutive increase of 25 basis points since June 2004. In the meetings that have followed, the Federal Reserve Board has kept the federal funds rate at 5.25%. As rates rose during 2004, 2005 and the first half of 2006, we increased our deposit rates much slower than the market and our competitors. This allowed us to increase our net interest margin and spread. As rates flattened during the second half of 2006, we saw increased pressure on our net interest margin and spread. If rates remain flat or decline, we expect to see further declines in both our net interest margin and spread. If rates remain flat or decline, our ability to grow net interest income will be based on our ability to grow interest earning assets. If we are unable to grow interest earning assets at a sufficient rate, our net interest income could decline.
Provision for Loan Losses
We recorded a provision for loans losses of $695,000 compared with $1,015,000 for the prior-year period. Loan volume increases made up $392,000 of the year to date 2006 provision, while credit quality changes made up $55,000 of the increase. Net charge-offs of $237,000 also added to the increase in reserve requirement for 2006. Non-performing loans decreased $609,000 to $258,000 at December 31, 2006, compared with $867,000 at December 31, 2005. The ratio of non-performing loans to total loans decreased to 0.09% compared with 0.33% at December 31, 2005. Net charge-offs decreased four basis points to 0.09% compared with 0.13% during the same period in 2005. The allowance for loan losses as a percentage of total loans increased by three basis points to 1.47% compared with 1.44% at December 31, 2005. These improvements in asset quality are due to management’s emphasis on strong credit quality, and the experience and knowledge of our lenders. As we increase our exposure to commercial loans, these asset quality measurements could decline. In addition, an economic downturn in the local, regional or national economy would likely have a negative impact on our credit quality.
General comments on the provision for loan losses
Management establishes provisions for loan losses, which are charged (or credited) to operations, at a level management believes will reflect probable credit losses based on historical loss trends and an evaluation of specific credits in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and past due status and trends. Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the proper level of allowance. While management uses available information to recognize losses on loans; future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Noninterest Income
A summary of noninterest income follows:

	For the years ended
	December 31,
	2006	2005	$ Change	% Change
	(Dollars in Thousands)
Service charges on deposit accounts	$3,159	$3,052	$107	3.5%
Other service charges, commissions and fees	961	784	177	22.6
Brokerage fees	555	619	(64)	(10.3)
Mortgage origination fees	447	404	43	10.6
Bank owned life insurance	306	297	9	3.0
Loss on sale of securities	(59)	(5)	(54)	1,080.0
Other	241	184	57	31.1

Total noninterest income	$5,610	$5,335	$275	5.2%

Noninterest income as a percentage of average assets	2.05%	1.50%
During 2006, our service charges on deposit accounts increased slightly. The increase was made up primarily of overdraft fees. We have implemented a program that allows customers to receive cash ATM withdrawals and make debit card purchases on overdrawn accounts within defined limits for a fee. We expect these fees to continue to increase; however, monthly service charges on deposit accounts continues to decrease as we expand free checking products and face increased competition for noninterest bearing deposits. We expect the increase in overdraft fees to more than offset this decrease in monthly service charges.
The increase in other service charges, commissions and fees was due primarily to an increase in debit and ATM transactions.
The decrease in brokerage fees was due to a change in our third party broker/dealer that took place this year. During this time, our investment staff spent significant time processing account transfers, and had fewer resources to solicit new business. As this transition is complete, we expect the trend in brokerage fees to improve.
Mortgage fees increased in 2006. We have seen an increase in mortgage origination fees despite a continued decrease in refinancing activity. We continue to increase our mortgage business for new and existing home purchases as long term mortgage rates remain relatively low on a historical basis. If the housing market continues to decline as it has in late 2006, we could see mortgage fees decline.

Noninterest Expense
A summary of noninterest expense follows:

	For the years ended December 31,
	2006	2005	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$8,901	$7,500	$1,401	18.68%
Equipment	1,171	1,577	(406)	(25.75)
Occupancy	1,018	1,000	18	1.80
Advertising and marketing	326	271	55	20.30
Legal and accounting	647	492	155	31.50
Directors fees and retirement	473	292	181	62.00
Telephone	274	252	22	8.73
Supplies	286	238	48	20.17
Data processing fees	1,009	469	540	115.14
Other operating	1,955	1,493	462	30.94

Total noninterest expenses	$16,060	$13,584	$2,476	18.23%

Noninterest expenses as a percentage of average assets	5.86%	3.81%

The majority of the increases in our noninterest expense were due to increases in salaries and employee benefits. While the number of full time equivalent employees has decreased slightly to 128 at December 31, 2006, compared with 133 at December 31, 2005, we have experienced increases in pay and significant increases in our benefit programs noted in the table below. As we expand our market area and add branches, we expect these expenses to continue to increase. Specifically, the addition of six employees in our Florida location will increase these expenses, with little offset to income until we grow our business in that market. Below is a detailed summary of the increases in salaries and employee benefits for the year ended December 31, 2006.

Type of Expense	Increase
Salaries	$322
ESOP expense	360
Stock based compensation	382
Defined benefit pension plan	120
Insurance and other benefits	217

Total increase	$1,401

The decrease in equipment expenses was offset by the increase in data processing fees. This was due to the change in our core processing system from an in-house system to a third-party system during the third quarter of 2005. Directors fees and retirement fees increased primarily due to the implementation of share-based compensation during 2006. The increase in legal and accounting expense was due to the increase costs associated with being a public company for the full year of 2006, compared with one half of 2005. In addition, we incurred additional legal expenses associated with our expansion into Florida, and with the implementation of the 2006 Equity Incentive Plan. The increase in other operating expenses was due primarily to an increase in other consulting services related to our expansion activities.

Income Tax Expense
Income tax expense was $362,000 less during the year ended December 31 2006, compared with 2005, as a result of the decrease in net income before taxes. The effective tax rate was 23.7% for 2006, compared with 27.1% for 2005. This was due to lower net income, which also led to a lower effective tax rate. In addition, we were able to use state income tax credits for training during 2006 to lower our overall tax rate.
Liquidity and Commitments
We are required to have adequate cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.
Our liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company has $14.8 million in interest bearing deposit accounts and short term investments generally available for its cash needs. The Bank’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided by operations. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings, primarily from Federal Home Loan Bank advances, to leverage its capital base, provide funds for its lending and investment activities and enhance its interest rate risk management.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund withdrawals and fund loan commitments. At December 31, 2006, the total approved loan commitments and unused lines of credit outstanding amounted to $32.9 million, and outstanding letters of credit were $1.1 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2006, totaled $109.4 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank. In addition, the Bank had the ability at December 31, 2006 to borrow an additional $48.6 million from the Federal Home Loan Bank of Atlanta and $17.9 million from another lender as a funding source to meet commitments and for liquidity purposes.
The consolidated statement of cash flows for the 12 months ended December 31, 2006 and 2005, detail cash flows from operating, investing and financing activities. For the 12 months ended December 31, 2006, net cash provided by operating activities was $3.6 million, while investing activities used $51.0 million, primarily to fund loan and investment growth, and financing activities provided $46.7 million primarily from an increase in deposits, resulting in a net decrease in cash during the 12 month period of $718,000.

Off-Balance-Sheet Liabilities
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. A summary of the Company’s commitments as of December 31, 2006 is as follows:

(In Thousands)
Commitments to extend credit	$32,903
Financial stand-by letters of credit	1,053

$33,956

Capital
Effective January 1, 2005, the Company and the Bank became subject to minimum capital requirements imposed by the Georgia Department of Banking and Finance. As of that same date, the Bank also became subject to minimum capital requirements and capital categories established by the FDIC. Based on their capital levels at December 31, 2006, the Company and the Bank exceeded these state and federal requirements. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the FDIC. Based on capital levels at December 31, 2006, the Bank was considered to be well-capitalized.
At December 31, 2006, the Company had total equity of $63.0 million or 16.0% of total assets. Under Georgia capital requirements for holding companies, the Company had Tier 1 leverage capital of $62.7 million or 16.8%, which is $47.8 million above the 4.0% requirement.
At December 31, 2006, the Bank had Tier 1 leverage capital of $53.3 million or 13.9%, which is $38.0 million above the 4.0% requirement. In addition, it had a Tier 1 risked-based capital ratio of 17.28% and total risked-based capital ratio of 18.5%. As reflected below, the Bank exceeded the minimum capital ratios to be considered well-capitalized at December 31, 2006:

	Actual		Required		Excess
		Percent		Percent		Percent
	Amount	of Assets	Amount	of Assets	Amount	of Assets
	(Dollars in Millions)
Tier 1 leverage	$53.3	13.9%	$19.1	5.0%	$84.2	8.9%
Tier 1 risk-based	53.3	17.3	18.5	6.0	34.8	11.3
Total risk-based	57.1	18.5	30.8	10.0	26.3	8.5
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
After converting to a federally chartered savings association, the Bank became a taxable organization. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since the Bank’s transition to a federally chartered thrift, the Bank has recorded income tax expense based upon management’s interpretation of the applicable tax regulations. Positions taken by the Company in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review of the positions we have taken by taxing authorities could result in adjustments to our financial statements.

Item 7. Financial Statements
The following documents are filed as part of this report on Pages F-1 through F-36 and are hereby incorporated by reference into this Item 7:
     (a) Report from Independent Registered Public Accounting Firm;
     (b) Consolidated Balance Sheets as of December 31, 2006 and 2005;
     (c) Consolidated Statements of Income for the Years Ended December 31, 2006 and 2005;
     (d) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006 and 2005;
     (e) Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2006 and 2005;
     (f) Consolidated Statements of Cash Flows For the Years Ended December 31, 2006 and 2005;
     (g) Notes to Consolidated Financial Statements.
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 8A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2006, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 16, 2007, a copy of which will be filed not later than April 30, 2007. This incorporation by reference excludes the information contained under the heading “Report of Audit Committee.”
Executive Officers
Information concerning the executive officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 16, 2007.
Section 16(a) Compliance
Information concerning the Company’s directors, executive officers, and greater than 10% owners compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 16, 2007, a copy of which will be filed not later than April 30, 2007. This incorporation by reference excludes the information contained under the heading “Report of Audit Committee.”
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
Item 10. Executive Compensation
Information concerning executive compensation required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 16, 2007, a copy of which will be filed not later than April 30, 2007. This incorporation by reference excludes the information contained under the heading “Report of Audit Committee.”
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 16, 2007, a copy of which will be filed not later than April 30, 2007. This incorporation by reference excludes the information contained under the heading “Report of Audit Committee.”
Information regarding our equity compensation plans is included in Item 5 of this Form 10-KSB.

Item 12. Certain Relationships and Related Transactions
Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 16, 2007, a copy of which will be filed not later than April 30, 2007. This incorporation by reference excludes the information contained under the heading “Report of Audit Committee.”
Information concerning the independence of our directors required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 16, 2007, a copy of which will be filed not later than April 30, 2007. This incorporation by reference excludes the information contained under the heading “Report of Audit Committee.”
Item 13. Exhibits

		Reference to
		Prior Filing
Regulation S-B		or Exhibit Number
Exhibit Number	Document	Attached Hereto
3 (i)	Charter of the Registrant	3.1
3 (ii)	Bylaws of the Registrant	*
4	Stock Certificate	*
10	Material contracts:
	(1) Employment Agreements:
	(a) (i) O. Leonard Dorminey — Bank	*
	(a) (ii) O. Leonard Dorminey — Holding	*
	(c) Carol W. Slappey	*
	(2) Deferred Compensation and Excess/Matching Contribution Plans	*
	(3) Supplemental Executive Retirement Plan	*
	(4) Directors’ Retirement Plan	*
	(5) 401(k) Savings Plan	**
	(6) Employee Stock Ownership Plan	*
	(10) Current Company Director Fee Arrangements	10.10
	(11) Heritage Financial Group 2006 Equity Incentive Plan	10.11
21	Subsidiaries of the Company	21
23	Consent of Accountants	23
24	Power of Attorney	***
31	Rule 13a-14(a)/15d-14(a) Certifications	31
32	Section 1350 Certifications	32

*	Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-123581), declared effective by the Securities and Exchange Commission on May 16, 2005.

**	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2. (File No. 333-123581) declared effective by the Securities and Exchange Commission on May 16, 2005.

***	Included on signature page.
Item 14. Principal Accountant Fees and Services
Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 16, 2007, a copy of which will be filed not later than April 30, 2007. This incorporation by reference excludes the information contained under the heading “Report of Audit Committee.”

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP
Date: March 27, 2007	By:	/s/ O. Leonard Dorminey

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

Date:	March 27, 2007	/s/ O. Leonard Dorminey

O. Leonard Dorminey
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 27, 2007	/s/ Antone D. Lehr

Antone D. Lehr, Chairman of the Board

Date:	March 27, 2007	/s/ Joseph C. Burger

Joseph C. Burger, Vice Chairman of the Board

Date:	March 27, 2007	/s/ Douglas J. McGinley

Douglas J. McGinley, Director

Date:	March 27, 2007	/s/ Carol W. Slappey

Carol W. Slappey, Director

Date:	March 27, 2007	/s/ J. Keith Land

J. Keith Land, Director

Date:	March 27, 2007	/s/ J. Lee Stanley

J. Lee Stanley, Director

Date:	March 27, 2007	/s/ T. Heath Fountain

T. Heath Fountain
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

10.10	Current Company Director Fee Arrangements

10.11	Heritage Financial Group 2006 Equity Incentive Plan

21	Subsidiaries of the Company

23	Consent of Accountants

31.1	Rule 13a-14(a)/15d-14(a) Certifications of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32	Section 1350 Certifications

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Heritage Financial Group
and Subsidiary
Albany, Georgia
     We have audited the accompanying consolidated balance sheets of Heritage Financial Group and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Group and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Albany, Georgia
March 23, 2007

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
Assets
Cash and due from banks	$9,781,232	$10,499,084
Interest-bearing deposits in banks	2,153,859	1,387,046
Federal funds sold	12,677,000	6,820,000
Securities available for sale, at fair value	84,571,767	64,866,021
Federal home loan bank stock, at cost	2,499,400	2,927,000
Loans	276,776,236	254,110,534
Less allowance for loan losses	4,075,997	3,617,678

Loans, net	272,700,239	250,492,856
Premises and equipment, net	12,815,482	12,004,468
Accrued interest receivable	2,288,827	1,666,629
Foreclosed assets	322,449	59,272
Intangible assets	1,000,000	—
Cash surrender value of bank owned life insurance	8,293,202	7,987,442
Other assets	4,226,365	5,086,968

	$413,329,822	$363,796,786

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$14,784,180	$14,059,406
Interest-bearing	284,404,324	224,580,863

Total deposits	299,188,504	238,640,269
Federal funds purchased and securities sold under repurchase agreements	5,531,394	237,222
Other borrowings	40,000,000	50,000,000
Other liabilities	5,801,146	5,935,648

Total liabilities	350,521,044	294,813,139

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,449,155 and 11,241,250 issued and outstanding	114,492	112,413
Capital surplus	37,807,784	37,126,877
Retained earnings	40,248,349	38,717,576
Accumulated other comprehensive loss	(3,097,880)	(2,786,569)
Unearned employee stock ownership plan (ESOP) shares, 374,595 and 418,665 shares	(3,745,950)	(4,186,650)

	71,326,795	68,983,647
Treasury stock, at cost (555,138 shares at December 31, 2006)	(8,518,017)	—

Total stockholders’ equity	62,808,778	68,983,647

	$413,329,822	$363,796,786

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Interest income
Interest and fees on loans	$19,122,694	$16,203,254
Interest on taxable securities	2,659,905	2,479,443
Interest on nontaxable securities	273,303	274,552
Interest on federal funds sold	495,471	245,227
Interest on deposits in other banks	56,917	40,597

	22,608,290	19,243,073

Interest expense
Interest on deposits	6,221,300	4,031,710
Interest on other borrowings	2,155,388	1,902,869

	8,376,688	5,934,579

Net interest income	14,231,602	13,308,494
Provision for loan losses	695,000	1,014,555

Net interest income after provision for loan losses	13,536,602	12,293,939

Noninterest income
Service charges on deposit accounts	3,159,250	3,051,757
Other service charges, commissions and fees	961,361	784,216
Brokerage fees	555,148	618,636
Mortgage origination fees	446,912	403,535
Bank owned life insurance	305,760	297,377
Loss on sale of securities	(58,663)	(4,653)
Other	239,887	183,810

	5,609,655	5,334,678

Noninterest expense
Salaries and employee benefits	8,901,210	7,499,674
Equipment	1,171,471	1,577,343
Occupancy	1,017,898	999,725
Advertising and marketing	326,217	270,831
Legal and accounting	646,573	492,239
Directors fees and retirement	472,863	291,976
Telephone	274,531	251,653
Supplies	285,901	237,657
Data processing fees	1,008,865	468,899
Other operating	1,954,614	1,493,606

	16,060,143	13,583,603

Income before income taxes	3,086,114	4,045,014
Applicable income taxes	732,477	1,094,519

Net income	$2,353,637	$2,950,495

Basic earnings per share	$0.22	$0.31

Diluted earnings per share	$0.22	$0.31

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Net income	$2,353,637	$2,950,495

Other comprehensive income (loss):
Net unrealized holding gains (losses) arising during period, net of tax (benefit) of $262,893 and $(650,940)	399,974	(990,361)
Reclassification adjustment for losses included in net income, net of tax benefit of $23,266 and $1,845	35,397	2,808
Effects of changing pension plan measurement date pursuant to SFAS No. 158, net of tax benefits of $912 and $129,528	1,367	(197,070)

Total other comprehensive income (loss)	436,738	(1,184,623)

Comprehensive income	$2,790,375	$1,765,872

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Capital
		Par
	Shares	Value	Surplus
Balance, December 31, 2004	1,000	$10	$4,799,990
Net income	—	—	—
Cash dividend declared, $.05 per share	—	—	—
Other comprehensive loss	—	—	—
Issuance of 7,867,875 shares of common stock to Heritage, MHC	7,867,875	78,679	(78,679)
Sale of 3,372,375 shares of common stock in an initial public offering, net of issuance costs	3,372,375	33,724	32,384,337
ESOP shares earned, 22,035 shares	—	—	21,229

Balance, December 31, 2005	11,241,250	112,413	37,126,877
Net income	—	—	—
Cash dividend declared, $.20 per share	—	—	—
Adjustment related to initial adoption of SFAS 158, net of tax	—	—	—
Effects of changing pension plan measurement date pursuant to SFAS No. 158:
Service cost, internal cost and expected return on plan assets for October 1 - December 31, net of tax	—	—	—
Amortization of prior service cost for October 1 - December 31, net of tax	—	—	—
Issuance of restricted shares of common stock	207,905	2,079	(2,079)
Stock-based compensation expense	—	—	521,715
Repurchase of 555,328 shares of stock for the treasury	—	—	—
Issuance of 190 shares of common stock from the treasury	—	—	432
Other comprehensive income	—	—	—
ESOP shares earned, 44,070 shares	—	—	160,839

Balance, December 31, 2006	11,449,155	$114,492	$37,807,784

See Notes to Consolidated Financial Statements.

			Accumulated
	Unearned		Other
Retained	ESOP	Treasury	Comprehensive
Earnings	Shares	Stock	Income (Loss)	Total
$35,935,700	$—	$—	$(1,601,946)	$39,133,754
2,950,495	—	—	—	2,950,495
(168,619)	—	—	—	(168,619)
—	—	—	(1,184,623)	(1,184,623)
—	—	—	—	—
—	(4,407,000)	—	—	28,011,061
—	220,350	—	—	241,579

38,717,576	(4,186,650)	—	(2,786,569)	68,983,647
2,353,637	—	—	—	2,353,637
(673,936)	—	—	—	(673,936)
—	—	—	(748,049)	(748,049)
(147,561)	—	—	—	(147,561)
(1,367)	—	—	1,367	—
—	—	—	—	—
—	—	—	—	521,715
—	—	(8,520,680)	—	(8,520,680)
—	—	2,663	—	3,095
—	—	—	435,371	435,371
—	440,700	—	—	601,539

$40,248,349	$(3,745,950)	$(8,518,017)	$(3,097,880)	$62,808,778

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
OPERATING ACTIVITIES
Net income	$2,353,637	$2,950,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,045,566	1,244,079
Provision for loan losses	695,000	1,014,555
ESOP compensation expense	601,539	241,579
Provision for deferred taxes	(416,106)	(720,088)
Stock-based compensation expense	521,715	—
Net losses on sale of securities available for sale	58,663	4,653
Net (gains) losses on sale or disposal of premises and equipment	3,691	(2,555)
Net (increase) decrease in foreclosed assets	(263,177)	141,282
Increase in bank owned life insurance	(305,760)	(297,377)
Increase in interest receivable	(622,198)	(240,758)
Increase in interest payable	299,459	15,000
Increase (decrease) in taxes payable	(149,512)	751,221
Net other operating activities	(191,210)	29,834

Total adjustments	1,277,670	2,181,425

Net cash provided by operating activities	3,631,307	5,131,920

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(766,813)	(966,369)
Purchases of securities available for sale	(35,262,508)	(35,082,914)
Proceeds from maturities of securities available for sale	8,605,911	14,740,327
Proceeds from sale of securities available for sale	7,615,419	13,122,850
Net change in Federal Home Loan Bank stock	427,600	30,300
Redemption of corporate credit union membership shares	—	553,834
(Increase) decrease in federal funds sold	(5,857,000)	5,963,000
Purchase of intangible asset	(1,000,000)	—
Increase in loans, net	(22,902,383)	(16,230,469)
Purchases of premises and equipment	(1,860,271)	(576,053)
Proceeds from sale of premises and equipment	—	14,213

Net cash used in investing activities	(51,000,045)	(18,431,281)

FINANCING ACTIVITIES
Increase (decrease) in deposits	60,548,235	(9,902,451)
Increase in federal funds purchased and securities sold under agreement to repurchase	5,294,172	237,222
Proceeds from other borrowings	25,000,000	20,000,000
Repayment of other borrowings	(35,000,000)	(21,000,000)
Proceeds from sale of common stock, net of issuance costs	—	28,011,061
Purchase of treasury shares, net	(8,517,585)	—
Dividends paid to stockholders	(673,936)	(168,619)

Net cash provided by financing activities	46,650,886	17,177,213

Net increase (decrease) in cash and due from banks	(717,852)	3,877,852

Cash and due from banks at beginning of period	10,499,084	6,621,232

Cash and due from banks at end of period	$9,781,232	$10,499,084

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:

Interest	$8,077,229	$5,919,579

Taxes	1,298,095	1,063,386

NONCASH TRANSACTIONS

Principal balances of loans transferred to other real estate owned	$263,038	$125,737

Pension liability adjustment	1,279,785	316,812
See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Nature of Business
Heritage Financial Group (the “Company”) is a mid-tier holding company whose business is primarily conducted by its wholly-owned subsidiary, HeritageBank of the South (the “Bank”). The Company is a 72% owned subsidiary of Heritage, MHC, a federally chartered mutual holding company. The other 28% of the Company is owned by the public who acquired shares of the Company through a stock offering completed on June 29, 2005. Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers located in a market area which includes Southwest Georgia and Central Florida. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.
     Minority Stock Offering
The Company completed an initial public stock offering on June 29, 2005. It sold 3,372,375 shares of common stock in that offering for $10.00 per share. The Company’s employee stock ownership plan (the “ESOP”) purchased 440,700 shares with the proceeds of a loan from the Company. The Company received net proceeds of $32.4 million in the public offering, of which 50% was contributed to the Bank and $4.4 million was lent to the ESOP for its purchase of shares in the offering. The Company also issued an additional 7,867,875 shares of common stock to Heritage, MHC, so that Heritage, MHC would own 70% of the outstanding common stock at the closing of that offering.
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
     Cash, Due from Banks and Cash Flows
For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, deposits and interest-bearing deposits in banks are reported net.
The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve balances was approximately $1,193,000 and $1,196,000 at December 31, 2006 and 2005, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Intangible Assets
Intangible assets consist of a payment made to complete a series of transactions which allowed the Company to acquire the right to branch into Florida in 2006. This indefinite lived intangible asset is required to be tested at least annually for impairment or whenever events occur that may indicate the recoverability of the carrying amount is not probable. In the event of impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment in the carrying value of this intangible asset.
     Foreclosed Assets
Foreclosed assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent adjustments to the value are expensed. The carrying amount of foreclosed assets at December 31, 2006 and 2005 was $322,449 and $59,272, respectively.
     Pension Plan
The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The Company’s funding policy is to contribute annually an amount that satisfies the funding standard account requirements of ERISA.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Treasury Stock
The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company uses an average cost method and any difference in repurchase cost and reissuance price is recorded as an increase or reduction in capital surplus.
Income Taxes
Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.
     Earnings Per Share
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unearned shares of the Employee Stock Ownership Plan and unvested shares of stock. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist only of stock options and unvested shares. There were no common stock equivalents outstanding at December 31, 2005.
Prior to June 29, 2005, the Company had 1,000 shares of common stock outstanding held by its sole shareholder, Heritage, MHC. In connection with the issuance of 3,372,375 shares of common stock in the public offering completed on June 29, 2005, the Company issued an additional 7,867,875 shares to Heritage, MHC so that it would own 70% of the Company’s outstanding shares after the public offering. All per share information has been adjusted to give effect to the issuance of those 7,867,875 shares as if it had occurred on January 1, 2005.
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
     Reclassification of Certain Items
Certain items in the consolidated financial statements as of and for the year ended December 31, 2005 have been reclassified, with no effect on total assets or net income, to be consistent with the classifications adopted for the year ended December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Recent Accounting Pronouncements
     Statements of Financial Accounting Standards
SFAS No. 159. In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires entities to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if an entity also early adopts the provisions of SFAS 157. We intend to adopt SFAS 159 on January 1, 2008. We have not yet determined if, or to what extent, we will elect to use the fair value option to value our financial assets and liabilities or the impact that the implementation of SFAS 159 will have on our consolidated financial statements.
SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through other comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. We were required to recognize the funded status of our defined benefit plans in our financial statements for the year ended December 31, 2006. See “Note 12 — Employee Benefits” for additional information related to these plans. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for our consolidated financial statements beginning with the year ended after December 31, 2008. We elected to move our plan measurement date from September 30 to December 31 during 2006 for our defined benefit plan.
SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for us on January 1, 2008 and is not expected to have a significant impact on our consolidated financial statements.
SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. The adoption of SFAS 154 on January 1, 2006 did not impact our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Recent Accounting Pronouncements (Continued)
     Emerging Issues Task Force Consensuses
In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Under the guidance, the purchase of an endorsement type policy does not constitute a settlement since the policy does not qualify as nonparticipating because the policyholders are subject to the favorable and unfavorable experience of the insurance company. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. We do not currently expect the adoption of EITF 06-4 to have a material impact on our consolidated financial statements.
In September 2006, the EITF reached a final consensus on Issue 06-5, “Accounting for Purchases of Life Insurance.” EITF 06-5 provides guidance on FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance.” Under the guidance, the policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. In addition, the policyholder should also determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. We do not currently expect the adoption of EITF 06-5 to have a material impact on our consolidated financial statements.
     Financial Accounting Standards Board Staff Positions and Interpretations
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 is effective for us on January 1, 2007 and is not expected to have a significant impact on our consolidated financial statements.
SEC Staff Accounting Bulletins
Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all our consolidated financial statements issued after November 15, 2006 and did not have a significant impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. SECURITIES
The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2006:
U. S. Government sponsored agencies	$29,613,640	$15,996	$(190,645)	$29,438,991
State and municipal securities	16,488,605	15,162	(188,281)	16,315,486
Corporate debt securities	4,471,524	—	(365,636)	4,105,888
Mortgage-backed securities	28,837,929	10,761	(804,257)	28,044,433

Total debt securities	79,411,698	41,919	(1,548,819)	77,904,798
Equity securities	6,934,800	—	(267,831)	6,666,969

Total securities	$86,346,498	$41,919	$(1,816,650)	$84,571,767

December 31, 2005:
U. S. Government sponsored agencies	$14,388,447	$—	$(344,029)	$14,044,418
State and municipal securities	6,949,742	22,343	(102,996)	6,869,089
Corporate debt securities	4,488,970	—	(703,393)	3,785,577
Mortgage-backed securities	32,102,023	188	(1,004,710)	31,097,501

Total debt securities	57,929,182	22,531	(2,155,128)	55,796,585
Equity securities	9,434,800	—	(365,364)	9,069,436

Total securities	$67,363,982	$22,531	$(2,520,492)	$64,866,021

The amortized cost and fair value of debt securities available for sale as of December 31, 2006 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
Due in one year or less	$1,510,093	$1,495,714
Due from one year to five years	11,942,353	11,817,100
Due from five to ten years	23,410,375	23,126,734
Due after ten years	13,710,948	13,420,817
Mortgage-backed securities	28,837,929	28,044,433

	$79,411,698	$77,904,798

Securities with a carrying value of $16,662,841 and $11,288,148 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. SECURITIES (Continued)
Gains and losses on sales of securities available for sale consist of the following:

	December 31,
	2006	2005
Gross gains on sales of securities	$15,462	$16,155
Gross losses on sales of securities	(74,125)	(20,808)

Net realized losses on sales of securities available for sale	$(58,663)	$(4,653)

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2006 and 2005.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
December 31, 2006:
U. S. Government sponsored agencies	$1,997,324	$(2,676)	$10,411,755	$(187,969)	$12,409,079	$(190,645)
State and municipal securities	11,364,227	(143,396)	3,220,803	(44,885)	14,585,030	(188,281)
Corporate debt securities	—	—	3,374,233	(365,636)	3,374,233	(365,636)
Mortgage-backed securities	—	—	25,208,842	(804,257)	25,208,842	(804,257)

Subtotal, debt securities	13,361,551	(146,072)	42,215,633	(1,402,747)	55,577,184	(1,548,819)
Equity securities	—	—	6,666,969	(267,831)	6,666,969	(267,831)

Total temporarily impaired securities	$13,361,551	$(146,072)	$48,882,602	$(1,670,578)	$62,244,153	$(1,816,650)

December 31, 2005:
U. S. Government sponsored agencies	$5,120,786	$(99,979)	$7,904,580	$(244,050)	$13,025,366	$(344,029)
State and municipal securities	3,120,853	(38,871)	1,967,098	(64,125)	5,087,951	(102,996)
Corporate debt securities	793,820	(251,694)	2,329,613	(451,699)	3,123,433	(703,393)
Mortgage-backed securities	17,647,550	(425,669)	13,047,108	(579,041)	30,694,658	(1,004,710)

Subtotal, debt securities	26,683,009	(816,213)	25,248,399	(1,338,915)	51,931,408	(2,155,128)
Equity securities	404,635	(30,165)	7,664,801	(335,199)	8,069,436	(365,364)

Total temporarily impaired securities	$27,087,644	$(846,378)	$32,913,200	$(1,674,114)	$60,000,844	$(2,520,492)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.
At December 31, 2006, ninety debt securities have unrealized losses less than 3% from the Company’s amortized cost basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of loans is summarized as follows:

	December 31,
	2006	2005
Commercial real estate	$44,496,260	$37,985,258
Commercial and industrial loans	34,007,661	33,686,379
Multifamily	16,913,240	15,918,181
Construction and land	32,822,450	16,504,471
Farmland	2,641,587	—
Mortgage loans, 1-4 families	73,680,613	74,120,826
Home equity	16,368,242	15,591,165
Indirect auto loans	29,159,407	31,464,505
Direct auto loans	17,172,420	18,300,779
Student loans	702,684	989,375
Other	8,811,672	9,549,595

	276,776,236	254,110,534
Total allowance for loan losses	(4,075,997)	(3,617,678)

Loans, net	$272,700,239	$250,492,856

The following is a summary of information pertaining to impaired loans:

	As of and For the Years Ended
	December 31,
	2006	2005
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	257,649	866,701

Total impaired loans	$257,649	$866,701

Valuation allowance related to impaired loans	$38,485	$127,777

Average investment in impaired loans	$576,662	$899,675

Forgone interest income on impaired loans	$43,717	$54,447

Loans on nonaccrual status amounted to $257,649 and $866,701 at December 31, 2006 and 2005, respectively. There were no loans past due ninety days or more and still accruing interest at December 31, 2006 and 2005, respectively. There were no significant amounts of interest income recognized on impaired loans on the cash basis for the years ended December 31, 2006 and 2005.
Changes in the allowance for loan losses for the years ended December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Balance, beginning of year	$3,617,678	$2,964,589
Provision for loan losses	695,000	1,014,555
Loans charged off	(398,353)	(593,691)
Recoveries of loans previously charged off	161,672	232,225

Balance, end of year	$4,075,997	$3,617,678

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates. Changes in related party loans at December 31, 2006 are summarized as follows:

Balance, beginning of year	$709,388
Advances	200,351
Repayments	(364,737)
Changes in Officer/Director	3,025,193

Balance, end of year	$3,570,195

NOTE 4. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows:

	December 31,
	2006	2005
Land	$4,792,361	$3,382,288
Buildings	9,185,086	9,138,479
Furniture and equipment	8,198,236	7,851,303

	22,175,683	20,372,070
Accumulated depreciation	(9,360,201)	(8,367,602)

	$12,815,482	$12,004,468

Depreciation and amortization expense was $1,045,566 and $1,244,079 for the years ended December 31, 2006 and 2005, respectively.
NOTE 5. DEPOSITS
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was approximately $57,328,000 and $33,483,000, respectively. The scheduled maturities of time deposits at December 31, 2006 are as follows:

2007	$109,376,039
2008	14,861,439
2009	5,404,160
2010	1,203,508
2011 and beyond	4,173,443

$135,018,589

At December 31, 2006 and 2005, overdraft deposit accounts reclassified to loans totaled $380,150 and $119,364, respectively.
The Company had $40,818,417 in brokered deposits as of December 31, 2006. The Company did not have brokered deposits as of December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. EMPLOYEE BENEFIT PLANS
Pension Plan
The Company provides pension benefits for eligible employees through a defined benefit pension plan. All employees that meet certain age and length requirements participate in the retirement plan on a noncontributing basis. Information pertaining to the activity in the plan is as follows:

	December 31,
	2006	2005
Changes in benefit obligations:
Obligations at beginning of year	$6,190,265	$4,640,817
Service cost	618,266	537,017
Interest cost	350,297	277,739
Benefits paid	(396,766)	(196,278)
Actuarial losses	599,062	930,970

Obligations at end of year	$7,361,124	$6,190,265

Changes in plan assets:
Fair value of assets at beginning of year	$3,991,420	$2,938,378
Actual return on assets	605,587	249,320
Company contributions	1,850,000	1,000,000
Benefits paid	(396,766)	(196,278)

Fair value of assets at end of year	$6,050,241	$3,991,420

Funded status	$(1,310,883)	$(2,198,845)
Unrecognized losses	—	3,457,912
Unrecognized prior service cost	—	205,554
Additional minimum liability	—	(2,325,719)

Net amount recognized	$(1,310,883)	$(861,098)

Accumulated benefit obligation	$5,874,388	$4,852,518

Costs recognized during the year:
Service cost	$618,266	$537,017
Interest cost	350,297	277,739
Expected return on plan assets	(291,996)	(205,604)
Amortization of prior losses	333,986	280,877
Amortization of service costs	9,114	9,114
Amortization of transition obligation	—	672

Total costs recognized in expense	$1,019,667	$899,815

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. EMPLOYEE BENEFIT PLANS (Continued)
Pension Plan (Continued)
As of December 31, 2005, the pension plan had accumulated benefit obligations in excess of plan assets, in which case the Company was required to establish a minimum liability at least equal to the amount by which the accumulated benefit obligation exceeds the fair value of the plan assets. The additional minimum liability adjustment recorded in 2005 of $316,812 was increased by an intangible asset of $9,786 and offset by an accumulated other comprehensive loss adjustment of $326,598.
As of December 31, 2006, the Company has adopted the provisions of Statement of Financial Accounting Standards 158, “Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132” (“SFAS 158”). The adoption of SFAS 158 does not affect the Company’s accounting and related disclosures for the year ending December 31, 2005. The table below summarizes the incremental effects of the adoption of SFAS 158 on the individual line items included in the Company’s Consolidated Balance Sheet at December 31, 2006:

	Prior to		After
	SFAS 158	SFAS 158	SFAS 158
	Adjustments	Adjustments	Adjustments
Assets:
Intangible pension asset	$194,161	$(194,161)	$—
Deferred tax asset	840,857	490,776	1,331,633

Liabilities:
Liability for pension benefits	266,219	1,044,664	1,310,883

Stockholders’ equity:
Accumulated other comprehensive loss	1,279,308	748,049	2,027,357
The Company also changed its measurement date from September 30, which was used for the reporting periods ending December 31, 2005 and earlier, to December 31 during the reporting period ending December 31, 2006. The result of this change in measurement date is an adjustment to retained earnings of $148,928, net of tax of $99,286, and an adjustment to other comprehensive income of $1,367, net of tax of $912.

	December 31,
	2006	2005
Assumptions used in computations:
In computing ending obligations:
Discount rate	5.75%	5.75%
Rate of compensation increase	3.00%	3.00%
In computing expected return on plan assets	7.50%	7.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. EMPLOYEE BENEFIT PLANS (Continued)
Pension Plan (Continued)
To determine the expected rate of return on plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. The approximate allocation of plan assets as of December 31, 2006 and 2005 is as follows:

	2006	2005
Fixed income	34.5%	27%
Equities	56.1%	70%
Cash and cash equivalents	9.4%	3%
Plan fiduciaries set investment policies and strategies for the plan assets. Long-term strategic investment objectives include capital appreciation through balancing risk and return.
The Company expects to contribute $1,000,000 to the plan during 2007.
The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2007 are as follows:

Prior service cost	$9,114
Net loss	282,250

$291,364

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Fiscal Year	Amount
2007	$19,152
2008	19,026
2009	18,888
2010	32,011
2011	68,471
2012-2016	863,795

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. EMPLOYEE BENEFIT PLANS (Continued)
401(K) Plan
The Company has also established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation up to 25%, subject to certain limits based on federal tax laws. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Bank matches 50% of employee’s contributions up to 4% of their salary. Total expense recorded for the Bank’s match was approximately $95,000 and $97,000 for December 31, 2006 and 2005, respectively.
EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
In connection with the minority stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees with an effective date of June 29, 2005. The ESOP purchased 440,700 shares of common stock from the minority stock offering with proceeds from a ten-year note in the amount of $4,407,000 from the Company. The Company’s Board of Directors determines the amount of contribution to the ESOP annually, but it is required to make contributions sufficient to service the ESOP’s debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. In 2005, employees were eligible if they were employed as of the effective date of the plan through December 31, 2005 and had 1,000 hours of service during the year. In subsequent years, an employee becomes eligible on January 1st or July 1st immediately following the date they complete one year of service. Company dividends on allocated shares will be paid to employee accounts. Dividends on unallocated shares held by the ESOP will be applied to the ESOP note payable.
Contributions to the ESOP during 2006 and 2005 were $578,746 and $278,346, respectively.
Compensation expense for shares committed to be released under the Company’s ESOP in 2006 and 2005 were $601,536 and $241,579, respectively. Shares held by the ESOP were as follows:

	2006	2005
Shares released for allocation	66,105	22,035
Unearned	374,595	418,665

Total ESOP shares	440,700	440,700

Fair value of unearned shares	$6,237,007	$4,823,021

NOTE 7. DEFERRED COMPENSATION PLANS
The Company has entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the remaining expected service period. The Company has purchased life insurance policies which they intend to use to finance this liability. Cash surrender value of life insurance of $8,293,202 and $7,987,442 at December 31, 2006 and 2005, respectively, is separately stated on the consolidated balance sheets. Accrued deferred compensation of $1,965,264 and $1,662,282 at December 31, 2006 and 2005, respectively, is included in other liabilities. Aggregate compensation expense under the plans was $352,831 and $281,600 for 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. DEFERRED COMPENSATION PLANS (Continued)
The Company has also entered into deferred salary agreements with certain officers electing to defer a portion of their salary. These amounts are expensed and the plan accumulates the deferred salary plus earnings. At December 31, 2006 and 2005, the liability for these agreements were $302,566 and $183,200, respectively, and is included in other liabilities.
NOTE 8. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2006 and 2005 were $5,531,394 and $237,222, respectively.
NOTE 9. OTHER BORROWINGS
Other borrowings consist of the following:

	December 31,
	2006	2005
Advance from Federal Home Loan Bank with interest at a fixed rate of 4.70% until September 14, 2006, due September 14, 2011	$—	$25,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 5.16% until June 22, 2007, due June 22, 2009	10,000,000	—
Advance from Federal Home Loan Bank with interest at a daily variable rate, currently 4.59%, due November 27, 2006	—	10,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 3.71% until September 17, 2009, due September 17, 2014	5,000,000	5,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 4.23% until August 17, 2010, due August 17, 2015	5,000,000	5,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 3.40% until December 10, 2007, due December 10, 2009	5,000,000	5,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 4.54% until October 30, 2009, due October 31, 2016	15,000,000	—

	$40,000,000	$50,000,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. OTHER BORROWINGS (Continued)
The advances from Federal Home Loan Bank are collateralized by the pledging of a blanket lien on all first mortgage loans and other specific loans, as well as FHLB stock.
Other borrowings at December 31, 2006 have maturities in future years as follows:

2007	$—
2008	—
2009	15,000,000
2010	—
2011	—
Later years	25,000,000

$40,000,000

The Company and subsidiary Bank have available unused lines of credit with various financial institutions totaling approximately $17,900,000 and $6,500,000 at December 31, 2006 and 2005, respectively. There were no other advances outstanding at December 31, 2006 or 2005.
NOTE 10. INCOME TAXES
The income tax expense in the consolidated statements of income consists of the following:

	Years Ended December 31,
	2006	2005
Current	$1,148,583	$1,814,607
Deferred	(416,106)	(720,088)

	$732,477	$1,094,519

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2006	2005
Tax at federal income tax rate	$1,049,279	$1,375,305
Increase (decrease) resulting from:
Tax-exempt interest	(83,430)	(85,846)
Bank owned life insurance	(103,958)	(101,108)
State income taxes	38,075	21,888
Employee Stock Ownership Plan	15,248	(12,501)
Other	(182,737)	(103,219)

Provision for income taxes	$732,477	$1,094,519

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. INCOME TAXES (Continued)
Net deferred income tax assets of $3,740,180 and $3,110,404 at December 31, 2006 and 2005, respectively, are included in other assets. The components of deferred income taxes are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Loan loss reserves	$1,038,110	$848,437
Deferred compensation	899,421	731,918
Organizational cost	14,374	26,469
Pension liability	1,448,657	1,046,411
Unrealized loss on securities available for sale	702,840	990,702
Stock-based compensation	41,671	—
Nonaccrual loans	6,293	33,588
Other	5,628	5,628

	4,156,994	3,683,153

Deferred tax liabilities:
Depreciation and amortization	178,368	199,948
Deferred pension costs	238,446	306,004
Prepaid expenses	—	66,797

	416,814	572,749

Net deferred tax assets	$3,740,180	$3,110,404

NOTE 11. EARNINGS PER SHARE
The components used to calculate basic and diluted earnings per share as required by Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”) for the years ended December 31, 2006 and 2005 follows:

	Years Ended December 31,
	2006	2005
Basic Earnings and Shares:
Net Income	$2,353,637	$2,950,495

Weighted-average basic shares outstanding	10,700,190	9,373,416

Basic Earnings Per Share:
Net Income	$0.22	$0.31

Diluted Earnings and Shares:
Net Income	$2,353,637	$2,950,495

Weighted-average basic shares outstanding	10,700,190	9,373,416
Add: Stock options and nonvested shares	17,801	—

Weighted-average diluted shares outstanding	10,717,991	9,373,416

Diluted Earnings Per Share:
Net Income	$0.22	$0.31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. STOCK PLANS AND STOCK-BASED COMPENSATION
     On May 17, 2006, our stockholders approved the 2006 Equity Incentive Plan (“the Plan”). The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, to provide directors, advisory directors, officers and employees of Heritage Financial Group and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group. Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 771,149 shares, of which 550,821 were available as stock options or stock appreciation rights and 220,328 shares were available as restricted stock awards. During 2006, the Compensation Committee of the Board of Directors granted stock options and tandem stock appreciation rights totaling 520,605 shares and granted restricted stock awards totaling 207,905 shares. All stock options, stock appreciation rights and restricted stock awards vest over a period of five years.
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
     On May 19, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) as part of approving its first stock-based compensation arrangement.
     At December 31, 2006, there was approximately $1,468,000 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 4.3 years.
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
     A summary of the status of the two plans at December 31, 2006 and changes during the year ended follows:

	2006
		Weighted-
		Average
		Exercise
	Number	Price
Under option, beginning of year	—	—
Granted	520,605	$12.60
Exercised	—	—
Forfeited	—	—

Under option, end of year	520,605	$12.60

Exercisable at end of year	—	—

Weighted-average fair value per option of options granted during year		3.19

Total grant-date fair value of options vested during the year		—

Total intrinsic value of options exercised during the year		—

Shares available for grant		30,216

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)
The following table presents information on stock options outstanding for the period shown, less estimated forfeitures:

Year ended
December 31, 2006
Stock options vested and expected to vest:
Number	520,605
Weighted average exercise price	$12.60
Aggregate intrinsic value	$2,109,012
Weighted average contractual term of options	7.5 years
There were no stock options vested or currently exercisable at December 31, 2006.
A further summary of the options outstanding at December 31, 2006 follows.

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of		Average	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Number	Life in Years	Price	Number	Price
$12.54	513,105	9.3	$12.54	—	—
$12.63	7,500	9.9	$12.63	—	—

	520,605	9.3	$12.60	—	—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatilities are based on historical volatility of the Company’s stock. Expected dividends are based on expected dividend trends and the expected market price of the Company’s stock price at grant. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2006
Weighted-average risk-free interest rate	5.04%
Weighted average expected life of the options	7.5 years
Weighted average expected dividends (as a percent of the fair value of the stock)	1.48%
Weighted-average expected volatility	14.41%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)
The Company also grants restricted stock periodically as a part of the 2006 Plan for the benefit of employees and directors. Under the Plan, 220,328 shares of common stock were reserved for restricted stock grants. At December 31, 2006, restricted stock grants covering 207,905 shares of common stock had been issued and 12,423 shares were available for grant. Restricted stock grants are made at the discretion of the Board of Directors. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period which is currently five years for all grants issued. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. The restriction is based upon continuous service. Restricted stock consists of the following for the year ended December 31, 2006:

Average
	2006	Market
	Restricted	Price
	Shares	at Grant
Balance, beginning of year	$—	$—
Granted	207,905	14.79
Forfeited/vested	—	—

Balance, end of year	$207,905	$14.79

The balance of unearned compensation related to these restricted shares as of December 31, 2006 was $2,300,832. Total compensation expense recognized for the restricted shares granted to employees and directors was $318,566.
The Company expenses stock options and restricted stock on a straight line basis over the options’ related vesting term. For the 12 months ended December 31, 2006, the Company recognized pre-tax compensation expense related to stock options and restricted stock of $203,149 and $318,566, respectively.
NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES
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
The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2006	2005
Commitments to extend credit	$32,902,890	$28,918,623
Financial standby letters of credit	1,053,531	1,209,242

	$33,956,421	$30,127,865

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES (Continued)
Loan Commitments (Continued)
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
At December 31, 2006 and 2005, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2006 and 2005.
Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.
NOTE 14. CONCENTRATIONS OF CREDIT
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
The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $11,696,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2006, approximately $1,200,000 of retained earnings were available for dividend declaration without regulatory approval.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2006 and 2005, the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2006, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.
The Company and Bank’s actual capital amounts and ratios are presented in the following table.

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Capital to Risk Weighted Assets HeritageBank of the South	$57,136,000	18.53%	$24,668,000	8.0%	$30,835,000	10.0%
Tier I Capital to Risk Weighted Assets HeritageBank of the South	$53,279,000	17.28%	$12,334,000	4.0%	$18,501,000	6.0%
Tier I Capital to Average Assets:
HeritageBank of the South	$53,279,000	13.94%	$15,284,000	4.0%	$19,105,000	5.0%

As of December 31, 2005
Total Capital to Risk Weighted Assets HeritageBank of the South	$57,073,000	20.81%	$21,938,000	8.0%	$27,422,000	10.0%
Tier I Capital to Risk Weighted Assets HeritageBank of the South	$53,643,000	19.56%	$10,969,000	4.0%	$16,453,000	6.0%
Tier I Capital to Average Assets:
HeritageBank of the South	$53,643,000	15.63%	$13,724,000	4.0%	$17,156,000	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. REGULATORY MATTERS (Continued)
Heritage Financial Group is subject to Georgia capital requirements for holding companies. At December 31, 2006, Heritage Financial Group had total equity of approximately $63.0 million or 16.0% of total assets as of that date. Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier 1 leverage capital of $62.7 million or 16.8%, which is $47.8 million above the 4.0% requirement.
Under federal law, the Bank is subject to the qualified thrift lender test. The qualified thrift lender test requires a savings institution to have at least 65% of its portfolio assets in housing related to finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met.
As a Georgia savings bank, the Bank is subject to less restrictive regulations. Under Georgia regulations, the Bank is required to have no more than 50% of its assets in commercial real estate and business loans.
NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Federal Funds Purchased, Repurchase Agreements and Other Borrowings: The carrying amount of variable rate borrowings and federal funds purchased and securities sold under agreements to repurchase approximates fair value. The fair value of fixed rate other borrowings is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.
Accrued Interest: The carrying amount of accrued interest approximates fair value.
Off-Balance-Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance-sheet financial instruments is based on fees charged to enter into such agreements.
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks and interest-bearing deposits in banks	$11,935,091	$11,935,091	$11, 886,133	$11,886,133

Federal funds sold	$12,677,000	$12,677,000	$6,820,000	$6,820,000

Securities available for sale	$84,571,767	$84,571,767	$64,866,021	$64,866,021

Federal home loan bank stock	$2,499,400	$2,499,400	$2,927,000	$2,927,000

Loans	$276,776,236	$264,862,866	$254,110,534	$242,739,000
Allowance for loan losses	4,075,997	—	3,617,678	—

Loans, net	$272,700,239	$264,862,866	$250,492,856	$242,739,000

Accrued interest receivable	$2,288,827	$2,288,827	$1,666,629	$1,666,629

Financial liabilities:
Deposits	$299,188,504	$298,931,076	$238,640,269	$239,249,764

Federal funds purchased and securities sold under agreements to repurchase	$5,531,394	$5,531,394	$237,222	$237,222

Other borrowings	$40,000,000	$39,683,607	$50,000,000	$49,898,548

Accrued interest payable	$522,666	$522,666	$223,207	$223,207

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
Assets
Cash and due from banks	$767,546	$1,824,357
Federal funds sold	5,811,000	3,905,000
Investment securities	7,593,852	9,652,214
Investment in subsidiary	53,415,145	52,918,259
Premises and equipment, net	498,418	512,945
Other assets	217,005	170,872

Total assets	$68,302,966	$68,983,647

Liabilities
Federal funds purchased and securities sold under agreements to repurchase	$5,000,000	$—
Other liabilities	494,188	—

	5,494,188	—

Stockholders’ equity	62,808,778	68,983,647

Total liabilities and stockholders’ equity	$68,302,966	$68,983,647

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Income
Dividends from subsidiaries	$1,600,000	$—
Interest	658,829	351,247
Loss on sale of securities	(3,761)	(12,285)

Total income	2,255,068	338,962

Expense
Depreciation	14,527	14,527
Other expense	786,027	725,899

Total expense	800,554	740,426

Income (loss) before income taxes benefits and equity in undistributed earnings of subsidiary	1,454,514	(401,464)

Income tax benefits	60,588	133,845

Income (loss) before equity in undistributed earnings of subsidiary	1,515,102	(267,619)

Equity in undistributed earnings of subsidiary	838,535	3,218,114

Net income	$2,353,637	$2,950,495

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP (PARENT COMPANY ONLY) (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
OPERATING ACTIVITIES
Net income	$2,353,637	$2,950,495

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,527	14,527
Stock-based compensation expense	521,715	—
Loss on sale of securities	3,761	12,285
Undistributed earnings of subsidiary	(838,535)	(3,218,114)
Other operating activities	56,160	132,894

Total adjustments	(242,372)	(3,058,408)

Net cash provided by (used in) operating activities	2,111,265	(107,913)

INVESTING ACTIVITIES
Decrease in interest-bearing deposits in banks	—	100,567
Increase in federal funds sold	(1,906,000)	(3,905,000)
Purchases of securities	(2,500,000)	(8,423,529)
Proceeds from maturities of securities	2,330,656	228,303
Proceeds from sale of securities	2,497,250	2,089,637

Net cash provided by (used in) investing activities	421,906	(9,910,022)

FINANCING ACTIVITIES
Increase in federal funds purchased and securities sold under agreements to repurchase	5,000,000	—
Proceeds from sale of common stock, net of stock issuance costs	—	28,011,061
Shares released to employee stock ownership plan	601,539	241,579
Capital invested in subsidiary bank	—	(16,258,542)
Purchase of treasury shares, net	(8,517,585)	—
Dividends paid to stockholders	(673,936)	(168,619)

Net cash provided by (used in) financing activities	(3,589,982)	11,825,479

Net increase (decrease) in cash and due from banks	(1,056,811)	1,807,544
Cash and due from banks at beginning of year	1,824,357	16,813

Cash and due from banks at end of year	$767,546	$1,824,357

NOTE 18. STOCK REPURCHASE PLAN
In May and October 2006, the Board of Directors approved a plan to repurchase shares of the Company’s common stock. During the repurchase, the Company acquired 555,328 shares of common stock, for a total cost of $8,519,945. Additionally, in February 2007, the Board of Directors approved a plan to repurchase 300,000 shares of the Company’s common stock.