Form 10-Q
period 2007-03-31
Heritage Financial Group
filed 2007-05-14
CIK 1320002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 — Commission File Number 000-51305

HERITAGE FINANCIAL GROUP
(A United States Corporation)
IRS Employer Identification Number 45-0479535
721 N. Westover Blvd., Albany, GA 31707
229-420-0000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:
At May 3, 2007 there were 10,889,017 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP
EXHIBITS

31.1	Rule 13a—14(a) Certification of Chief Executive Officer
31.2	Rule 13a—14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$8,886,530	$9,781,232
Interest-bearing deposits in banks	283,105	2,153,859
Federal funds sold	12,683,000	12,677,000
Securities available for sale, at fair value	105,100,800	84,571,767
Federal home loan bank stock, at cost	2,519,700	2,499,400
Loans	286,621,676	276,776,236
Less allowance for loan losses	4,183,973	4,075,997

Loans, net	282,437,703	272,700,239
Premises and equipment, net	12,817,626	12,815,482
Accrued interest receivable	2,682,116	2,288,827
Foreclosed assets	348,960	322,449
Intangible assets	1,000,000	1,000,000
Cash surrender value of bank owned life insurance	8,374,999	8,293,202
Other assets	4,212,912	4,226,365

	$441,347,451	$413,329,822

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$18,169,239	$14,784,180
Interest-bearing	302,489,705	284,404,324

Total deposits	320,658,944	299,188,504
Federal funds purchased and securities sold under agreements to repurchase	10,534,067	5,531,394
Other borrowings	40,000,000	40,000,000
Other liabilities	6,377,673	5,801,146

Total liabilities	377,570,684	350,521,044

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,449,155 shares issued and outstanding	114,492	114,492
Capital surplus	38,091,847	37,807,784
Retained earnings	40,785,781	40,248,349
Accumulated other comprehensive loss	(2,982,982)	(3,097,880)
Unearned employee stock ownership (ESOP) shares, 363,577 and 374,595 shares	(3,635,775)	(3,745,950)

	72,373,363	71,326,795
Treasury stock, at cost 560,138 and 555,138 shares	(8,596,596)	(8,518,017)

Total stockholders’ equity	63,776,767	$62,808,778

	$441,347,451	$413,329,822

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest income
Interest and fees on loans	$5,235,636	$4,343,114
Interest on taxable securities	931,336	658,718
Interest on nontaxable securities	185,026	61,456
Interest on federal funds sold	221,080	112,102
Interest on deposits in other banks	10,586	15,681

	6,583,664	5,191,071

Interest expense
Interest on deposits	2,612,385	1,158,570
Interest on other borrowings	484,485	543,970

	3,096,870	1,702,540

Net interest income	3,486,794	3,488,531
Provision for loan losses	158,000	90,000

Net interest income after provision for loan losses	3,328,794	3,398,531

Noninterest income
Service charges on deposit accounts	835,118	599,590
Other service charges, commissions and fees	356,551	219,147
Brokerage fees	177,226	125,706
Mortgage origination fees	101,545	100,880
Bank owned life insurance	81,796	71,898
Loss on sale of securities	(28,682)	—
Other	64,569	94,967

	1,588,123	1,212,188

Noninterest expense
Salaries and employee benefits	2,282,821	2,165,961
Equipment	277,254	340,124
Occupancy	250,189	267,576
Advertising and marketing	90,064	79,221
Legal and accounting	97,808	202,301
Directors fees and retirement	128,202	89,109
Telephone	55,523	63,139
Supplies	54,250	64,899
Data processing fees	178,806	165,670
Other operating	491,095	434,280

	3,906,012	3,872,280

Income before income taxes	1,010,905	738,439
Applicable income taxes	291,964	241,994

Net income	$718,941	$496,445

Basic earnings per share	$0.07	$0.05

Diluted earnings per share	$0.07	$0.05

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Net income	$718,941	$496,445

Other comprehensive income (loss):
Reclassification adjustment for losses included in net income, net of tax benefit of $11,375 and $-	17,307	—
Unrealized holding gains (losses) arising during period, net of tax (benefit) of $64,145 and ($54,445)	97,591	(82,832)

Total other comprehensive income (loss)	114,898	(82,832)

Comprehensive income	$833,839	$413,613

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND
THE YEAR ENDED DECEMBER 31, 2006
(Unaudited)

							Accumulated
					Unearned		Other
	Common Stock		Capital	Retained	ESOP	Treasury	Comprehensive
	Shares	Par Value	Surplus	Earnings	Shares	Stock	(Loss)	Total

Balance, December 31, 2005	11,241,250	$112,413	$37,126,877	38,717,576	$(4,186,650)	$—	$(2,786,569)	$68,983,647
Net income	—	—	—	2,353,637	—	—	—	2,353,637
Cash dividend declared, $.20 per share	—	—	—	(673,936)	—	—	—	(673,936)
Adjustment related to initial adoption of SFAS 158, net of tax	—	—	—	—	—	—	(748,049)	(748,049)
Effects of changing pension plan measurement date pursuant to SFAS 158:
Service cost, internal cost and expected return on plan assets for October 1 - December 31, net of tax	—	—	—	(147,561)	—	—	—	(147,561)
Amortization of prior service cost for October 1 - December 31, net of tax	—	—	—	(1,367)	—	—	1,367	—
Issuance of restricted shares of common stock	207,905	2,079	(2,079)	—	—	—	—	—
Stock-based compensation expense			521,715					521,715
Repurchase of 555,328 shares of stock for the treasury	—	—	—	—	—	(8,520,680)	—	(8,520,680)
Issuance of 190 shares of common stock from the treasury	—	—	432	—	—	2,663	—	3,095
Other comprehensive income	—	—	—	—	—	—	435,371	435,371
ESOP shares earned, 44,070 shares	—	—	160,839	—	440,700	—	—	601,539

Balance, December 31, 2006	11,449,155	114,492	37,807,784	40,248,349	(3,745,950)	(8,518,017)	(3,097,880)	62,808,778
Net income	—	—	—	718,941	—	—	—	718,941
Cash dividend declared, $.06 per share	—	—	—	(181,509)	—	—	—	(181,509)
Repurchase of 5,000 shares of stock for the treasury	—	—	—	—	—	(79,500)	—	(79,500)
Issuance of 60 shares of treasury stock	—	—	63	—	—	921	—	984
Other comprehensive income	—	—	—	—	—	—	114,898	114,898
Stock-based compensation expense	—	—	214,526	—	—	—	—	214,526
ESOP shares earned, 11,018 shares	—	—	69,474	—	110,175	—	—	179,649

Balance, March 31, 2007	11,449,155	$114,492	$38,091,847	40,785,781	$(3,635,775)	$(8,596,596)	$(2,982,982)	$63,776,767

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS
ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$718,941	$496,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,508	278,886
Provision for loan losses	158,000	90,000
ESOP compensation expense	179,649	126,613
Stock-based compensation expense	214,526	—
Net loss on sale of securities available for sale	28,682	—
Net increase in foreclosed assets	(26,511)	(53,113)
Increase in bank owned life insurance	(81,797)	(71,898)
(Increase) decrease in interest receivable	(393,289)	115,605
Increase in interest payable	172,128	26,187
Increase in taxes payable	249,964	121,983
Net other operating activities	91,290	(798,431)

Total adjustments	834,150	(164,168)

Net cash provided by operating activities	1,553,091	332,277

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	1,870,754	(209,138)
Purchases of securities available for sale	(25,835,338)	(995,156)
Proceeds from maturities of securities available for sale	1,498,299	1,195,996
Proceeds from sale of securities available for sale	3,970,820	1,000,000
Net change in Federal home loan bank stock	(20,300)	202,600
Increase in federal funds sold	(6,000)	(904,000)
Increase in loans, net	(9,895,464)	(2,666,964)
Purchase of premises and equipment	(243,652)	(63,362)

Net cash used in investing activities	(28,660,881)	(2,440,024)

FINANCING ACTIVITIES
Increase in deposits	21,470,440	4,340,811
Increase in federal funds purchased and securities sold under agreements to repurchase	5,002,673	38,404
Purchase of treasury stock, net	(78,516)	—
Repayment of other borrowings	—	(5,000,000)
Dividends paid to shareholders	(181,509)	(168,619)

Net cash provided by (used in) financing activities	26,213,088	(789,404)

Net decrease in cash and due from banks	(894,702)	(2,897,151)
Cash and due from banks at beginning of year	9,781,232	10,499,084

Cash and due from banks at end of year	$8,886,530	$7,601,933

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES
The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.
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
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan. The table below sets forth our earnings per share for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Basic earnings per share:
Net income	$718,941	$496,445

Weighted average common shares outstanding	10,317,919	10,829,931

Total basic earnings per common share	$0.07	$0.05

Diluted earnings per share:
Net income	$718,941	$496,445

Weighted average common shares outstanding	10,317,919	10,829,931
Effect of dilutive stock options and restricted stock	65,990	—

Weighted average dilutive common shares outstanding	10,383,909	10,829,931

Total diluted earnings per common share	$0.07	$0.05

NOTE 3 — SHARE-BASED COMPENSATION
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
The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The share-based expense for these awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period. As of March 31, 2007, there was approximately $2,170,000 of unrecognized compensation associated with these awards. We recognized compensation expense of $130,970 for the three months ended March 31, 2007 related to these restricted awards.
We recognized compensation expense related to stock options of $83,556 for the three months ended March 31, 2007. At March 31, 2007, there was approximately $1,384,000 of unrecognized compensation related to stock options, which is expected to be recognized over a period of 4 years.

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
We continue to implement our business strategy, as set forth in our Form 10-KSB which was filed with the Securities and Exchange Commission on March 27, 2007. A critical component of this strategy includes increasing our commercial loan portfolio. During the first quarter of 2007, our commercial real estate, nonresidential, business and multifamily loans increased $12.9 million or 9.9% to $143.0 million. Our ability to continue to grow our commercial loan portfolio is critical to the success of our long term business strategy.
Another key component of our business strategy is the expansion of our operations outside of the Southwest Georgia market. On August 8, 2006, we commenced operating a branch in Ocala, Florida. As of March 31, 2007, we had total loans of $12.6 million and total deposits of $20.1 million at our Ocala, Florida branch. We are currently operating this branch out of a leased storefront facility. We have purchased land and begun construction on our first permanent facility in Ocala. We expect to occupy this facility late in 2007.
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
For more information on risk factors please see Item IA under Part II of this 10-Q.
Critical Accounting Policies.
We have not changed any of our critical accounting policies since those disclosed in our Form 10-KSB, which was filed with the Securities and Exchange Commission on March 27, 2007. Those accounting policies relate to the judgments and estimates used in the preparation of our financial statements in the calculation of the allowance for loan losses, the accounting for impaired loans and the provision for income taxes.
Off Balance Sheet Liabilities.
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. A summary of the Company’s commitments as of March 31, 2007, is as follows:

(In thousands)

Commitments to extend credit	$42,167
Financial stand-by letters of credit	1,329

$43,496

Comparison of Financial Condition at March 31, 2007 and December 31, 2006
Total assets increased $28.0 million, or 6.8% to $441.3 million at March 31, 2007, from $413.3 million at December 31, 2006. Total interest earning assets increased $28.5 million or 7.6% from $376.2 million at December 31, 2006, to $404.7 million at March 31, 2007. Total loans increased $9.8 million while securities increased $20.5 million at March 31, 2007 as compared to December 31, 2006. Other earning assets decreased $1.9 million during the first quarter of 2007. The increase in securities was partially due to the introduction of a $10 million leverage strategy that was implemented during the quarter. This strategy, which added long term fixed rate bonds funded by short term floating rate borrowings, was implemented in order to better position our balance sheet for potential changes in interest rates. The additional increase in securities occurred as deposit growth has outpaced loan growth during the quarter. If this trend continues, we will continue to see declines in our net interest margin. However, we believe this trend will slow during the year as we competitively seek commercial loans.
Total liabilities increased $27.0 million or 7.7% to $377.6 million at March 31, 2007 compared with $350.5 million at December 31, 2006. The majority of this increase was in interest bearing liabilities, which increased $23.1 million or 7.0%, to $353.0 million at March 31, 2007, from $329.9 million at December 31, 2006. The total amount of other borrowings stayed consistent at $40 million. Deposits increased $21.5 million or 7.2% to $320.7 million compared with $299.2 at December 31, 2006. Interest bearing deposits made up the majority of this increase, rising 6.4% or $18.1 million during the period. Federal funds purchased and repurchase agreements increased $5.0 million during the quarter. This increase was due to the previously mentioned leverage strategy implemented during the quarter. Our deposit growth has remained strong as we have competitively priced our deposit products, especially in our Ocala market. To the extent we can continue to profitably fund loans and securities, we plan to continue to maintain competitive deposit rates.
Total equity increased approximately $968,000 to $63.8 million at March 31, 2007, compared with $62.8 million at December 31, 2006. Net income of approximately $719,000 for the first quarter of 2007, the allocation of $180,000 in ESOP shares, stock-based compensation of $215,000 and unrealized gains on available for sale securities of $115,000 increased equity, which was offset by dividends of $182,000 and the purchase of treasury stock of $80,000.
Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006
General. During the quarter ended March 31, 2006, our net income increased $222,000 or 44.8% to $719,000 compared to $496,000 for the quarter ended March 31, 2006. This increase was due primarily to an increase in noninterest income, as net interest income and noninterest expense remained relatively flat.
Interest Income. Total interest income for the three months ended March 31, 2007, increased $1.4 million or 26.8% to $6.6 million, compared to $5.2 million during the first quarter of 2006. The increase was the result of a 54 basis points increase in yield on average earning assets to 6.94% during the first quarter of 2007 as compared to the yield of 6.40% earned during the first quarter of 2006. This increase was due to the overall rise in interest rates, and a shift in the loan portfolio to higher yielding commercial loans. As rates have flattened, we expect the yield on our earning assets to remain level during 2007. Average interest earning assets increased $64.1 million for the quarter ending March 31, 2007, compared with the same period in 2006.
Interest Expense. Total interest expense increased $1.4 million or 81.9% to $3.1 million for the three months ended March 31, 2007, compared to $1.7 million during the same period in 2006. The average cost of funds increased 114 basis points to 3.53% in the first quarter of 2007 compared with the same period in 2006, due to a general rise in interest rates, and our efforts to more competitively price our deposits.

Net Interest Income. Net interest income of $3.5 million was virtually unchanged for the three months ended March 31, 2007 and 2006, despite the increase in interest income. The net interest spread decreased 63 basis points for the first quarter of 2007 compared with the comparable period in 2006. The net interest margin fell 56 basis points to 3.73% for the three months ended March 31, 2007. We expect to see our net interest margin to continue to compress as rates remain flat and the interest rate yield curve remains inverted. However, we expect to continue to grow our interest earning assets and liabilities, and we expect this volume increase to continue to make up for the decline in net interest margin and spread.
Provision for Loan Losses. During the quarter ended March 31, 2007, we recorded a $158,000 provision for loan losses, which was an increase compared to the $90,000 provision during the same period in 2006. This increase was due primarily to growth in the loan portfolio. Nonperforming loans decreased $514,000 to $363,000 at March 31, 2007 compared to March 31, 2006. Nonperforming loans to total loans decreased to 0.13% at March 31, 2007 from 0.33% at March 31, 2006. Nonperforming assets decreased $278,000 to $712,000 at March 31, 2007 compared to March 31, 2006. Nonperforming assets to total assets decreased to 0.16% at March 31, 2007 as compared to 0.37% in 2006. Annualized net charge-offs to average outstanding loans declined to .07% for the three months ending March 31, 2007 compared to .09% during the same period of 2006. The allowance for loan losses as a percentage of total loans remained level at 1.46% for March 31, 2007 compared with 1.47% at March 31, 2006.
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

Noninterest Income.
A summary of noninterest income follows:

	Three Months Ended
	March 31,
	2007	2006	$ Chg	% Chg

Service charges on deposit accounts	$835,118	$599,590	$235,528	39.28%
Other service charges, commissions and fees	356,551	219,147	137,404	62.70%
Brokerage fees	177,226	125,706	51,520	40.98%
Mortgage origination fees	101,545	100,880	665	0.66%
Bank owned life insurance	81,796	71,898	9,898	13.77%
Loss on sale of securities	(28,682)	—	(28,682)	—
Other	64,569	94,967	(30,398)	(32.01)%

Total noninterest income	$1,588,123	$1,212,188	$375,935	31.01%

Noninterest income as a percentage of average assets (annualized)	1.49%	1.33%

For the first three months of 2007, we have seen an increase in service charges on deposit accounts. This increase was made up of an $8,000 decrease in account services charges and a $244,000 increase in overdraft fees and other service charges. We expect the decrease in account service charges to continue as we face competitive pressure for transaction accounts and as we continue to implement no fee checking account products. We have implemented a program that allows customers to receive cash ATM withdrawals and make debit card purchases on overdrawn accounts within defined limits for a fee. This product is increasing our overdraft fees, which is responsible for the increase in our service charges on deposit accounts in the current quarter. The increase in other service charges, commissions and fees was due primarily to an increase in fees from debit and ATM transactions of $69,000 and an increase in check printing commissions of $70,000. We expect to continue to see strong income from debit and ATM transactions as our customers are increasing debit and ATM usage compared with traditional check writing. The increase in check printing commissions was due entirely to a one time payment from our vendor on renegotiation of our check printing contract. We do not expect this to continue in the future, and will likely see decreases in our check printing commissions as customers use more electronic forms of transactions.
The increase in brokerage fees was due to a change in our third party broker/dealer that took place in the second half of 2006. Under our new agreement, we receive a higher percentage of the commissions we produce from our investment customers. In addition, we have benefited from an overall increase in equity markets. In addition, our investment department has increased the number and amount of assets under management because of the enhanced product offering with our new third party broker/dealer. We expect to continue to see improvement in this area.
Mortgage fees remained relatively flat as interest rates on mortgages have leveled off. If rates remain level, we expect mortgage fees to remain level or decrease slightly.
The increase in earnings on bank owned life insurance is due to an increased level of interest on our policies, due to general rises in rates and exchanges we have made into higher yielding policies. We expect this trend to continue.

The loss on sales of securities is due to portfolio adjustments we have made to increase yield and better position our balance sheet for potential changes in interest rates. We may take additional losses during the year to increase yields and for asset-liability management purposes.
The decrease in other noninterest income is due a decrease in various other noninterest income items, the largest of which is a decrease in 1031 exchange fees. We expect other noninterest income to remain level for the remainder of the year.
Noninterest Expense.

	Three Months Ended
	March 31,
	2007	2006	$ Chg	% Chg

Salaries and employee benefits	$2,282,821	$2,165,961	$116,860	5.40%
Equipment	277,254	340,124	(62,870)	(18.48)%
Occupancy	250,189	267,576	(17,387)	(6.50)%
Advertising and marketing	90,064	79,221	10,843	13.69%
Legal and accounting	97,808	202,301	(104,493)	(51.65)%
Directors fees and retirement	128,202	89,109	39,093	43.87%
Telephone	55,523	63,139	(7,529)	(11.94)%
Supplies	54,250	64,899	(10,649)	(16.41)%
Data processing fees	178,806	165,670	13,136	7.93%
Other operating	491,095	434,280	56,815	13.08%

Total noninterest expenses	$3,906,012	$3,872,280	$33,732	0.87%

Noninterest expenses as a percentage of average assets (annualized)	3.68%	4.25%

The majority of the increases in our noninterest expense were due to increases in salaries and employee benefits. The number of full time equivalent employees has increased to 135 at March 31, 2007, compared with 131 at March 31, 2006. We have experienced increases in pay and significant increases in our benefit programs. As we expand our market area and add branches, we expect these expenses to continue to increase. Specifically, the addition of six employees in our Florida location will increase these expenses, with little offset to income until we grow our business in that market.
The decrease in equipment expenses was partially offset by the increase in data processing fees. This was due to the change in our core processing system from an in-house system to a third-party system during the third quarter of 2005. In addition, we have implemented cost controls to reduce both equipment and occupancy expenses. The increase in advertising and marketing is due primarily to additional marketing expenses incurred with our expansion into Ocala. The decrease in legal and accounting fees was due primarily to a decrease in legal fees, which was higher in 2006 because of the fees we incurred related to our Florida expansion and our first year of public company reporting. Directors fees and retirement fees increased primarily due to the implementation of share-based compensation during May 2006. Also, we increased the number of directors at the Bank and added an advisory Board in Ocala. The increase in other operating expenses was due primarily to an increase in consulting services related to an organizational operating efficiency program we are implementing. We expect this program to help minimize the increase in operating expenses as we continue to grow our Company.

Income Tax Expense.
Income tax expense was approximately $50,000 more during the three months ended March 31, 2007, when compared to the three months ended March 31, 2006 as a result of the increase in net income before taxes. The effective tax rate was 28.9% for the 2007 quarter, compared to 32.8% for the 2006 quarter. This decrease in tax rate is due primarily to an increase in nontaxable interest on investment securities.
At the time we converted from a credit union to a taxable entity, we recorded a contingent liability for uncertain federal and state tax positions of approximately $1.0 million. We expect this contingency to be resolved by the third quarter of 2007.
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
The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset and Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2007, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.
The consolidated statement of cash flows for the three months ended March 31, 2007 and 2006, detail cash flows from operating, investing and financing activities. For the three months ended March 31, 2007, net cash provided by operating activities was $1.6 million, while investing activities used $28.6 million, primarily to purchase available for sale securities and fund loans, and financing activities provided $26.2 million, resulting in a net decrease in cash during the three month period of $895,000.

Regulatory Capital Ratios for HeritageBank of the South at March 31, 2007
The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities. The following table reflects the Bank’s compliance at March 31, 2007 with regulatory capital requirements. These calculations are based on total risk weighted assets of $327.2 million as of March 31, 2007 and average total assets of $413.7 million for the three months ended March 31, 2007.

					Minimum Required to Be
			For Capital		Well Capitalized Under
			Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)

Total Capital to Risk Weighted Assets	$58,877	18.0%	$26,178	8.0%	$32,722	10.0%
Tier I Capital to Risk Weighted Assets	54,786	16.7	13,089	4.0	19,633	6.0
Tier I Capital to Average Assets	54,786	13.2	16,549	4.0	20,686	5.0
Heritage Financial Group is also subject to Georgia capital requirements for bank holding companies. At March 31, 2007, Heritage Financial Group had total equity of $63.8 million or 14.5% of total assets as of that date. Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier I leverage capital of $63.5 million or 14.9%, which is $46.5 million above the 4.0% requirement.

ITEM 3. QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Finally, the Company has no exposure to foreign currency exchange rate risk and commodity price risk.
Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk”. The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.
The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. We also monitor regulatory required interest rate risk analysis which simulates more dramatic changes to rates.
The Company’s strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk. In addition, we may enter into off-balance sheet transactions to mitigate this risk, although we have not done so as of March 31, 2007. These strategies aim to achieve neutrality to interest rate risk. Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates. As of March 31, 2007, a drop in interest rates would reduce our net interest income. However, we feel that the level of interest rate risk is at a tolerable level.
The Company maintains an Asset-Liability Committee which monitors and analyzes interest rate risk. This Committee is comprised of members of senior management and outside directors. This Committee meets on a monthly basis and reviews the simulations listed above, as well as other interest rate risk reports.
Additional information required by Item 305 of Regulation S-K is set forth under Item 2 of this report.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”) as of March 31, 2007, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a — 15(f) under the Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is likely to materially affect our internal control over financial reporting.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management’s evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that is anticipated to be a required part of our annual report on Form 10-K for the fiscal year ending December 31, 2007. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2007 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.
ITEM 1A. RISK FACTORS
Our business, financial condition, and results of operations are subject to certain risks, including those described below. The risks below do not describe all risks applicable to our business and are intended only as a summary of certain material factors that affect our operations in our industry and markets. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance in which we operate. These risk factors should be considered by prospective and current investors in our common stock when evaluating the disclosures in this Quarterly Report on Form 10-Q (particularly the forward-looking statements.) These risk factors could cause actual results and conditions to differ materially from those projected in forward-looking statements. If the risks we face, including those listed below, actually occur, our business, financial condition or results of operations could be negatively impacted, and the trading price of our common stock could decline, which may cause you to lose all or part of your investment in our stock.
Our loan portfolio possesses increased risk due to our substantial number of multi-family, commercial real estate, commercial business and consumer loans.
Our multi-family, commercial real estate and commercial business loans accounted for approximately 49.9% of our total loan portfolio as of March 31, 2007. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. In addition, we plan to increase our emphasis on multi-family, commercial real estate and commercial business lending. Because of our planned increased emphasis on and increased investment in multi-family and commercial real estate and commercial business lending, it may become necessary to increase the level of our provision for loan losses, which could decrease our net profits.
We plan to increase residential and commercial construction lending activities, which will increase the risk in our loan portfolio.
Our construction and land loan portfolio represented 15.0% of our total loan portfolio at March 31, 2007. Generally, we consider construction loans to involve a higher degree of risk than one- to four-family residential loans, because funds are advanced on the security of projects under construction and of uncertain value until completed. We intend to increase our residential and commercial construction lending, to the extent opportunities are available in our market area and meet our underwriting criteria. This increased emphasis on construction lending, particularly on commercial projects, may require us to increase the level of our provision for loan losses, which could decrease net profits.
If economic conditions deteriorate, our results of operations and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases.
Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates that cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because the majority of our borrowers are individuals and businesses located and doing business in the Georgia counties of Dougherty, Lee and Worth, and the Florida county of Marion, our success will depend significantly upon the economic conditions in those and the surrounding counties. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution more able to spread these risks of unfavorable local economic conditions across a large number of diversified economies. In addition, at March 31, 2007, approximately 67% of our total loans were secured by real estate. Accordingly, decreases in real estate values could adversely affect the value of collateral securing our loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans. In this regard, a substantial majority of our loans are to individuals and businesses in southwest Georgia. These factors could expose us to an increased risk of loan defaults and losses and have an adverse impact on our earnings.
If our allowance for loan losses is not sufficient to cover actual loan losses, or if credit delinquencies increase, our earnings could decrease.
Like other financial institutions, we face the risk that our customers will not repay their loans, that the collateral securing the payment of those loans may be insufficient to assure repayment, and that we may be unsuccessful in recovering the remaining loan balances. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover any loan losses which may occur. In determining the size of the allowance, we also rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, delinquencies and non-accruals, national and local economic conditions and other pertinent information. Material additions to our allowance could materially decrease our net income. Furthermore, if those established loan loss reserves are insufficient and we are unable to raise revenue to compensate for these losses, such losses could have a material adverse effect on our operating results. Our allowance for loan losses was 1.46% of total loans and 587.3% of non-performing assets at March 31, 2007. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds. As of March 31, 2007, we believe that the current allowance level is our best estimate of losses inherent in our loan portfolio.
Strong competition within our market area may limit our growth and profitability.
Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide. In addition, at least one proposed new bank has recently indicated its intention to open in our market area. Our profitability depends upon our continued ability to successfully compete in our market.
We may face risks with respect to the future expansion of our business.
As we expand our business in the future into new and emerging markets, we may also consider and enter into new lines of business or offer new products or services. Such expansion involves risks, including:
•	entry into new markets where we lack experience;

•	the introduction of new products or services into our business with which we lack experience;

•	the time and cost associated with identifying and evaluating potential markets, products and services, hiring experienced local management and opening new offices;

•	potential time lags between preparatory activities and the generation of sufficient assets and deposits to support the costs of expansion; and

•	the estimates and judgments used to evaluate market risks with respect to new markets, products and services may not be accurate.

We operate in a highly regulated environment, and we may be adversely affected by changes in laws and regulations.
The Bank is subject to extensive regulation, supervision and examination by the Georgia Department of Banking and Finance, its chartering authority, and by the FDIC, its primary federal regulator. Both MHC and the Company are subject to regulation and supervision by the Office of Thrift Supervision and the Georgia Department of Banking and Finance. This regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in this regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC and Nasdaq, that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.
There is a limited market for our common stock.
Our common stock is listed for trading on the Nasdaq Global Market under the symbol “HBOS.” The trading volume in our common stock on has been relatively low when compared with larger companies listed on the Nasdaq Global Market or other stock exchanges. We cannot say with any certainty that a more active and liquid trading market for our common stock will develop. Because of this, it may be more difficult for you to sell a substantial number of shares for the same price at which you could sell a smaller number of shares. We, therefore, can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.
Our ability to pay dividends is limited and we may be unable to pay future dividends.
Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our Bank subsidiary to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to our Bank and banks that are regulated by the Office of Thrift Supervision. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock.
MHC owns more than half of the common stock of the Company. As a result, MHC has enough votes to control what happens on most matters submitted to a vote of stockholders.
MHC is required by the regulations of the Office of Thrift Supervision to own more than half of our common stock of Heritage Financial Group. At March 31, 2007, MHC owned 72.3% of our shares. The board of directors of MHC has the power to direct the voting of this stock. Depositors of the Bank, who elect the board of MHC, generally have assigned this right of election to the board by proxy. Therefore, the board of MHC will control the results of most matters submitted to a vote of stockholders of the Company. We cannot assure you that the votes cast by MHC will be in the personal best interests of our public stockholders.

The amount of common stock we will control, our charter and bylaws, and state and federal statutory provisions could discourage hostile acquisitions of control.
In addition to the shares owned by MHC, our board of directors, executive officers and our employee stock ownership plan controlled 7.1% of our common stock at March 31, 2007. This inside ownership together with provisions in our charter and bylaws may have the effect of discouraging attempts to acquire the Company, pursue a proxy contest for control of the Company, assume control of the Company by a holder of a large block of common stock and remove the Company’s management, all of which certain stockholders might think are in their best interests. These provisions include, among other things:
•	staggered terms of the members of the board of directors;

•	restrictions on the acquisition of our equity securities without regulatory approval; and

•	the authorization of 1,000,000 shares of serial preferred stock that could be issued without stockholder approval on terms or in circumstances that could deter a future takeover attempt.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the quarter ended March 31, 2007.
Below is a summary of issuer purchases of equity securities during the quarter ended March 31, 2007. We adopted a stock repurchase plan for up to 300,000 shares on February 22, 2007.

			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	may yet be
	Total		Publicly	Purchased
	Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
	Purchased	Paid Per Share	Programs	Programs
January	—	$—	—	—
February	—	—	—	300,000
March	5,000	15.90	5,000	295,000

Total	5,000	$15.90	5,000	295,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Reference to
		Prior Filing
Regulation S-K		or Exhibit Number
Exhibit Number	Document	Attached Hereto

31	Rule 13a-14(a)/15d-14(a) Certifications	31

32	Section 1350 Certifications	32

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP
Date: May 14, 2007	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date: May 14, 2007	By:	/s/ T. Heath Fountain
T. Heath Fountain
Senior Vice President and Chief Financial Officer