Form 10-Q
period 2007-06-30
Heritage Financial Group
filed 2007-08-13
CIK 1320002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 — Commission File Number 000-51305

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
At July 31, 2007 there were 10,870,296 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP
INDEX

Page
Number
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2007 AND DECEMBER 31, 2006	3

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006	4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006	5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND THE YEAR ENDED DECEMBER 31, 2006	6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006	7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4. CONTROLS AND PROCEDURES	20

PART II — OTHER INFORMATION	22

SIGNATURES	27

EXHIBITS

31.1 Rule 13a—14(a) Certification of Chief Executive Officer
31.2 Rule 13a—14(a) Certification of Chief Financial Officer
32 Section 1350 Certification
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32 Sections 906 Certification of the CEO and CFO

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

	Unaudited	Audited
	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$10,948,099	$9,781,232
Interest-bearing deposits in banks	384,834	2,153,859
Federal funds sold	4,797,000	12,677,000
Securities available for sale, at fair value	108,431,935	84,571,767
Federal home loan bank stock, at cost	2,519,700	2,499,400
Loans	294,919,650	276,776,236
Less allowance for loan losses	4,513,921	4,075,997

Loans, net	290,405,729	272,700,239

Premises and equipment, net	13,113,156	12,815,482
Accrued interest receivable	2,418,189	2,288,827
Intangible assets	1,000,000	1,000,000
Foreclosed assets	318,286	322,449
Cash surrender value of bank owned life insurance	8,462,259	8,293,202
Other assets	5,261,482	4,226,365

	$448,060,669	$413,329,822

Liabilities and Stockholders’ Equity
Deposits Noninterest-bearing	$23,618,671	$14,784,180
Interest-bearing	304,147,617	284,404,324

Total deposits	327,766,288	299,188,504

Federal funds purchased and securities sold under repurchase agreements	10,493,979	5,531,394
Other borrowings	40,000,000	40,000,000
Other liabilities	6,818,719	5,801,146

Total liabilities	385,078,986	350,521,044

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,449,155 issued and outstanding	114,492	114,492
Capital surplus	38,372,663	37,807,784
Retained earnings	41,151,737	40,248,349
Accumulated other comprehensive loss	(4,514,029)	(3,097,880)
Unearned employee stock ownership plan (ESOP) shares, 352,560 and 374,595 shares	(3,525,600)	(3,745,950)

	71,599,263	71,326,795
Treasury stock, at cost, 561,359 and 555,138 shares	(8,617,580)	(8,518,017)

Total stockholders’ equity	62,981,683	62,808,778

	$448,060,669	$413,329,822

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income
Interest and fees on loans	$5,514,001	$4,575,405	$10,749,637	$8,918,519
Interest on taxable securities	1,046,731	650,827	1,978,067	1,309,545
Interest on nontaxable securities	281,425	61,635	466,451	123,091
Interest on federal funds sold	155,978	107,471	377,058	219,573
Interest on deposits in other banks	6,122	11,185	16,708	26,866

	7,004,257	5,406,523	13,587,921	10,597,594

Interest expense
Interest on deposits	2,767,336	1,315,576	5,379,721	2,474,146
Interest on other borrowings	577,863	522,703	1,062,348	1,066,673

	3,345,199	1,838,279	6,442,069	3,540,819

Net interest income	3,659,058	3,568,244	7,145,852	7,056,775
Provision for loan losses	337,000	(30,000)	495,000	60,000

Net interest income after provision for loan losses	3,322,058	3,598,244	6,650,852	6,996,775

Noninterest income
Service charges on deposit accounts	939,384	712,700	1,774,502	1,312,290
Other service charges, commissions and fees	259,724	234,390	616,275	453,537
Brokerage fees	264,181	140,870	441,407	266,576
Mortgage origination fees	92,766	121,258	194,311	222,138
Bank owned life insurance	87,260	75,004	169,056	146,902
Gain (loss) on sale of securities	287	—	(28,395)	—
Other	65,213	58,211	129,782	153,178

	1,708,815	1,342,433	3,296,938	2,554,621

Noninterest expense
Salaries and employee benefits	2,371,388	2,047,199	4,654,209	4,213,160
Equipment	277,248	287,517	554,502	627,641
Occupancy	254,067	236,408	504,256	503,984
Advertising and marketing	105,747	78,996	195,811	158,217
Legal and accounting	93,091	138,021	190,899	340,322
Directors fees and retirement	131,202	115,198	259,404	204,307
Telephone	58,513	64,276	114,036	127,415
Supplies	56,461	46,416	110,711	111,315
Data processing fees	372,690	246,808	551,496	412,478
Other operating	626,092	476,881	1,117,187	911,161

	4,346,499	3,737,720	8,252,511	7,610,000

Income before income taxes	684,374	1,202,957	1,695,279	1,941,396

Applicable income taxes	135,363	368,322	427,327	610,316

Net income	$549,011	$834,635	$1,267,952	$1,331,080

Basic earnings per share	$0.05	$0.08	$0.12	$0.12

Diluted earnings per share	$0.05	$0.08	$0.12	$0.12

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$549,011	$834,635	$1,267,952	$1,331,080

Other comprehensive income (loss):
Reclassification adjustment for (gains) losses included in net income, net of (tax) benefit of ($114) and $11,261	(173)	—	17,134	—
Unrealized holding losses arising during period, Net of tax benefit of $1,006,221 and $269,717 for the quarter and $942,076 and $324,162 for the year to date	(1,530,873)	(410,351)	(1,433,283)	(493,183)

Total other comprehensive loss	(1,531,046)	(410,351)	(1,416,149)	(493,183)

Comprehensive income (loss)	$(982,035)	$424,284	$(148,197)	$837,897

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2007 (Unaudited) and the Year Ended December 31, 2006

							Accumulated
					Unearned		Other
	Common Stock		Capital	Retained	ESOP	Treasury	Comprehensive
	Shares	Par Value	Surplus	Earnings	Shares	Stock	Income (Loss)	Total
Balance, December 31, 2005	11,241,250	$112,413	$37,126,877	$38,717,576	$(4,186,650)	$—	$(2,786,569)	$68,983,647
Net income	—	—	—	2,353,637	—	—	—	2,353,637
Cash dividend declared, $0.20 per share	—	—	—	(673,936)	—	—	—	(673,936)
Issuance of restricted shares of common stock	207,905	2,079	(2,079)	—	—	—	—	—
Adjustments related to initial adoption of SFAS 158, net of tax	—	—	—	—	—	—	(748,049)	(748,049)
Effects of changing pension plan measurement date pursuant to SFAS 158:
Service cost, internal cost and expected return on plan assets October 1 - December 31, net of tax	—	—	—	(147,561)	—	—	—	(147,561)
Amortization of prior service cost for October 1 - December 31, net of tax	—	—	—	(1,367)	—	—	1,367	—
Stock based compensation	—	—	—	—	—	—	—	—
expense			521,715	—	—	—	—	521,715
Repurchase of 555,328 shares of stock for the treasury	—	—	—	—	—	(8,520,680)	—	(8,520,680)
Issuance of 190 shares of common stock from the treasury			432	—	—	2,663	—	3,095
Other comprehensive income						—	435,371	435,371
ESOP shares earned, 44,070 shares	—	—	160,839	—	440,700	—	—	601,539

Balance, December 31, 2006	11,449,155	114,492	37,807,784	40,248,349	(3,745,950)	(8,518,017)	(3,097,880)	62,808,778
Net income	—	—		1,267,952	—	—	—	1,267,952
Cash dividends declared, $0.12 per share	—	—		(364,564)	—	—	—	(364,564)
Repurchase of 6,451 shares of stock for the treasury	—	—		—	—	(103,093)	—	(103,093)
ESOP shares earned, 22,035 shares	—	—	135,550	—	220,350	—	—	355,900
Issuance of 230 shares of common stock from the treasury	—	—	278	—	—	3,530	—	3,808
Other comprehensive loss	—	—	—	—	—	—	(1,416,149)	(1,416,149)
Stock-based compensation expense	—	—	429,051	—	—	—	—	429,051

Balance, June 30, 2007	11,449,155	$114,492	$38,372,663	$41,151,737	$(3,525,600)	$(8,617,580)	$(4,514,029)	$62,981,683

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$1,267,952	$1,331,080

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	490,412	543,623
Provision for loan losses	495,000	60,000
ESOP compensation expense	355,900	267,370
Stock-based compensation expense	429,051	108,850
Net gain on sale of securities available for sale	28,395	—
Net (increase) decrease in foreclosed assets	4,163	(68,831)
Increase in bank owned life insurance	(169,057)	(146,902)
(Increase) decrease in interest receivable	(129,362)	9,943
Increase in interest payable	319,419	36,160
Decrease in taxes payable	(218,030)	(204,679)
Net other operating activities	823,194	(1,155,513)

Total adjustments	2,429,085	(549,979)

Net cash provided by operating activities	3,668,929	781,101

INVESTING ACTIVITIES
Decrease in interest-bearing deposits in banks	1,769,025	897,440
Purchases of securities available for sale	(34,150,575)	(1,995,157)
Proceeds from maturities of securities available for sale	3,932,915	2,539,115
Proceeds from sale of securities available for sale	3,970,820	2,000,000
Net change in Federal home loan bank stock	(20,300)	(22,400)
Decrease (increase) in federal funds sold	7,880,000	(11,897,000)
Increase in loans, net	(18,200,490)	(8,569,487)
Purchase of premises and equipment	(788,086)	(276,566)

Net cash used in investing activities	(35,606,691)	(17,324,055)

FINANCING ACTIVITIES
Increase in deposits	28,577,784	17,933,515
Increase in federal funds purchased and securities sold under agreement to repurchase	4,962,585	418,764
Proceeds from other borrowings	—	10,000,000
Repayment of other borrowings	—	(10,000,000)
Purchase of treasury stock, net	(99,284)	(2,087,520)
Dividends paid to stockholders	(364,564)	(337,238)

Net cash provided by financing activities	33,076,521	15,927,521

Net increase (decrease) in cash and due from banks	1,166,867	(615,433)

Cash and due from banks at beginning of period	9,781,232	10,499,084

Cash and due from banks at end of period	$10,948,099	$9,883,651

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES
The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.
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
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan. The table below sets forth our earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic earnings per share:
Net income	$549,011	$834,635	$1,267,952	$1,331,080

Weighted average common shares outstanding	10,324,625	10,801,659	10,321,290	10,815,717

Total basic earnings per common share	$0.05	$0.08	$0.12	$0.12

Diluted earnings per share:
Net income	$549,011	$834,635	$1,267,952	$1,331,080

Weighted average common shares outstanding	10,324,625	10,801,659	10,321,290	10,815,717
Effect of dilutive stock options and restricted stock	92,932	3,787	54,675	1,894

Weighted average dilutive common shares outstanding	10,417,557	10,805,446	10,375,965	10,817,611

Total diluted earnings per common share	$0.05	$0.08	$0.12	$0.12

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 —	SHARE BASED COMPENSATION
On May 17, 2006, our stockholders approved the 2006 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, to provide directors, advisory directors, officers and employees of Heritage Financial Group and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence and to provide such individuals with an equity interest in Heritage Financial Group. Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 771,149 shares, of which 550,281 were available as stock options or stock appreciation rights and 220,328 shares were available as restricted stock awards. During 2006, the Compensation Committee of the Board of Directors granted stock options and tandem stock appreciation rights totaling 520,605 shares and granted restricted stock awards totaling 207,905 shares. All stock options, stock appreciation rights and restricted stock awards vest over a period of five years.
The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period. As of June 30, 2007, there was approximately $2,039,000 of unrecognized compensation associated with these awards, which is expected to be recognized over the next 4 years. For the three and six months ended June 30, 2007, we recognized compensation expense of $130,970 and $261,940.
We recognized compensation expense related to stock options of $83,556 and $167,111 for the three and six months ended June 30, 2007. At June 30, 2007, there was approximately $1,301,000 of unrecognized compensation related to stock options, which is expected to be recognized over the next 4 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
Forward-Looking Statements.
This report contains certain ‘forward-looking statements’ that may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” with respect to our financial condition. Results of operations and business are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.
General
Heritage Financial Group (“the Company”) is the parent holding company of HeritageBank of the South (“the Bank”). The Company is in a mutual holding company structure and 72% of its outstanding common stock is owned by Heritage, MHC (“MHC”), a federal mutual holding company.
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

Evolution of Business Strategy (Continued)
Our current business strategy is to operate a well-capitalized and profitable commercial and retail financial institution dedicated to serving the needs of our customers. We strive to be the primary financial institution in the market areas we serve. We offer a broad range of products and services, while stressing personalized and efficient customer service and convenient access to these products and services. We intend to continue to operate as a commercial and consumer lender. We have structured operations around a branch system that is staffed with knowledgeable and well-trained employees. Subject to capital requirements and our ability to grow in a reasonable and prudent manner, we may open additional branches as opportunities arise. In addition to our branch system, we continue to expand electronic services for our customers. We attempt to differentiate ourselves from our competitors by providing a higher level of customer service.
We continue to implement our business strategy, as set forth in our Form 10-KSB, which was filed with the Securities and Exchange Commission on March 27, 2007. A critical component of this strategy includes increasing our commercial loan portfolio. During the first six months of 2007, our commercial real estate, business and multifamily loans increased $14.7 million or 11.2% to $145.6 million at June 30, 2007. Our ability to continue to grow our commercial loan portfolio is an important element of our long-term business strategy.
Another key component of our business strategy is the expansion of our operations outside of the Southwest Georgia market. On August 8, 2006, we commenced operating a branch in Ocala, Florida. As of June 30, 2007, we had total loans of $15.2 million and total deposits of $22.5 million at our Ocala, Florida branch. We are currently operating this branch out of a leased storefront facility. The construction of a permanent, retail oriented facility in Ocala started during the second quarter of 2007. We have also purchased another facility that we will renovate for our main office and commercial center in Ocala. We expect to occupy both of these facilities in late 2007 or early 2008. At that time, we will no longer operate our current leased facility.
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
Critical Accounting Policies
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
Off Balance Sheet Liabilities
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. We use the same credit policies in making these commitments as we do for on-balance sheet instruments. A summary of the Company’s commitments as of June 30, 2007, is as follows:

(In thousands)
Commitments to extend credit	$46,579
Financial stand-by letters of credit	1,302

$47,881

Comparison of Financial Condition at June 30, 2007 and December 31, 2006
Total assets increased $34.7 million or 8.4% to $448.0 million at June 30, 2007, from $413.3 million at December 31, 2006. Total interest earning assets increased $32.3 million or 8.6% to $408.5 million at June 30, 2007, from $376.2 million at December 31, 2006. Total loans increased $18.1 million or 6.6% to $294.9 million at June 30, 2007, while securities increased $23.9 million at June 30, 2007 as compared to December 31, 2006. Other earning assets decreased $9.7 million during the first half of 2007. The increase in securities was partially due to the introduction of a $10 million leverage strategy that was implemented during the first quarter of 2007. This strategy, which added long term fixed rate bonds funded by short term floating rate borrowings, was implemented in order to better position our balance sheet for potential changes in interest rates. The additional increase in securities occurred as deposit growth has outpaced loan growth during the year. However, we have seen this trend begin to level, and we are currently seeing loan and deposit growth at similar levels.
Total liabilities increased $34.6 million or 9.9% to $385.1 million at June 30, 2007 compared with $350.5 million at December 31, 2006. The majority of the increase was in interest bearing liabilities, which increased $24.7 million or 7.5%, to $354.6 million at June 30, 2007, from $329.9 million at December 31, 2006. Interest bearing deposits increased $19.7 million or 6.9% to $304.1 million at June 30, 2007 compared with $284.4 million at December 31, 2006. Non-interest bearing deposits increased significantly, rising 59.8% or $8.8 million, to $23.6 million at June 30, 2007. This increase is due to our continued effort to develop deposit relationships with our commercial customers. The total amount of other borrowings stayed consistent at $40.0 million. Federal funds purchased and securities sold under repurchase agreements increased $5.0 million during the first six months of 2007. This increase was due to the previously mentioned leverage strategy implemented during the first quarter. Our deposit growth has remained strong as we have competitively priced our deposit products, especially in our Ocala market. To the extent we can continue to profitably fund loans and securities, we plan to continue to maintain competitive deposit rates.
Total equity increased $173,000 to $63.0 million at June 30, 2007, compared with $62.8 million at December 31, 2006. Net income of $1.3 million for the first six months of 2007 and the allocation of $220,000 in ESOP shares increased equity, which was offset by dividends of $365,000, an increase in unrealized losses on available for sale securities of $1.5 million, and the purchase of treasury stock for $103,000. The significant increase in unrealized losses on securities is due primarily to an increase in long term interest rates during the second quarter.
Comparison of Operating Results
General
For the three months ended June 30, 2007 and 2006
During the quarter ended June 30, 2007, our net income decreased $286,000 or 34.2% to $549,000 compared to $835,000 for the quarter ended June 30, 2006. The decrease was due primarily to an increase in provision for loan losses and interest expense during the period.
For the six months ended June 30, 2007 and 2006
During the first half of 2007, our net income decreased $63,000 or 4.7% to $1.27 million compared to $1.33 million for the first half of 2006. Net interest income increased slightly, while increases in noninterest income outpaced increases in noninterest expense. The provision for loan losses was significantly higher during the first half of 2007 when compared to the first of 2006.

Interest Income
For the three months ended June 30, 2007 and 2006
Total interest income for the three months ended June 30, 2007, increased $1.6 million or 29.6% to $7.0 million, compared to $5.4 million during the second quarter of 2006. The increase was the result of a 42 basis points increase in yield on average earning assets to 7.01% during the second quarter of 2007 as compared to the yield of 6.59% earned during the same period in 2006. This increase was due to an overall rise in interest rates, and a shift in the loan portfolio to higher yielding commercial loans. We expect the yield on our earning assets to increase slightly during the remainder of 2007 as we continue to see a shift in the mix of our loan portfolio. Average interest earning assets increased $78.1 million for the quarter ending June 30, 2007, compared with the same period in 2006.
For the six months ended June 30, 2007 and 2006
Total interest income for the six months ended June 30, 2007, increased $3.0 million or 28.2% to $13.6 million, compared to $10.6 million during the second quarter of 2006. The increase was the result of a 43 basis points increase in yield on average earning assets to 6.97% during the first half of 2007 as compared to the yield of 6.54% earned during the first half of 2006. This increase was due to the overall rise in interest rates, and a shift in the loan portfolio to higher yielding commercial loans. We expect the yield on our earning assets to increase slightly during the remainder of 2007 as we continue to see a shift in the mix of our loan portfolio. Average interest earning assets increased $71.1 million for the six month period ending June 30, 2007, compared with the same period in 2006.
Interest Expense
For the three months ended June 30, 2007 and 2006
Total interest expense increased $1.5 million or 82.0% to $3.3 million for the quarter ended June 30, 2007, compared to $1.8 million during the same period in 2006. The average cost of funds increased 103 basis points to 3.59% during the second quarter of 2007 compared with the same period in 2006, due to efforts to more competitively price our deposits.
For the six months ended June 30, 2007 and 2006
Total interest expense increased $2.9 million or 81.9% to $6.4 million for the six months ended June 30, 2007, compared to $3.5 million during the same period in 2006. The average cost of funds increased 108 basis points to 3.56% during the first half of 2007 compared with the same period in 2006, due to a general rise in interest rates, and our efforts to more competitively price our deposits.
Net Interest Income
For the three months ended June 30, 2007 and 2006
Net interest income of $3.7 million was an increase from the $3.6 million shown during the same period in 2006. The net interest spread decreased 68 basis points for the second quarter of 2007 compared with the comparable period in 2006. The net interest margin fell 63 basis points to 3.73% for the three months ended June 30, 2007 compared to the same period in 2006.
For the six months ended June 30, 2007 and 2006
Net interest income of $7.1 million was a slight increase from the $7.0 million shown during the same period in 2006. The net interest spread decreased 70 basis points for the first half of 2007 compared with the comparable period in 2006. The net interest margin fell 64 basis points to 3.72% for the six months ended June 30, 2007 compared to 4.36% during the first half of 2006.

For the three months and six months ended June 30, 2007 and 2006
After experiencing net interest margin compression since July of 2006, we finally saw net interest margins level off and increase slightly during the second quarter of 2007. If the yield curve remains flat or if long term rates remain higher than short term rates, we expect this trend to continue. If the yield curve becomes inverted, we may see margin compression return.
Provision for Loan Losses
For the three months and six months ended June 30, 2007 and 2006
During the quarter ended June 30, 2007, we recorded a $337,000 provision for loan losses, which was an increase compared to the $30,000 positive adjustment to the provision during the same period in 2006. Approximately 80% of the provision expense for the quarter was due to deterioration in credit quality, as measured by our internal credit risk rating system, while 17% of the expense was due to loan growth, and 2% was to cover net charge-offs for the period. Annualized net charge-offs to average outstanding loans declined to 0.01% for the three months ending June 30, 2007 compared to 0.09% during the same period of 2006.
During the six month period ended June 30, 2007, we recorded a $495,000 provision for loan losses, which was an increase compared to the $60,000 provision during the same period in 2006. Approximately 53% of the provision expense for the quarter was due to deterioration in credit quality, as measured by our internal credit risk rating system, while 38% of the expense was due to loan growth, and 9% was to cover net charge-offs for the period. Annualized net charge-offs to average outstanding loans declined to 0.04% for the six months ending June 30, 2007 compared to 0.09% during the same period of 2006.
Nonperforming loans decreased $191,000 to $546,000 at June 30, 2007 compared to June 30, 2006. Nonperforming loans to total loans decreased to 0.19% at June 30, 2007 from 0.28% at June 30, 2006. Nonperforming assets remained consistent at $865,000. Nonperforming assets to total assets decreased to 0.19% at June 30, 2007 as compared to 0.23% in 2006. The allowance for loan losses as a percentage of total loans increased to 1.53% for June 30, 2007 compared with 1.36% at June 30, 2006.
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

Noninterest Income
A summary of noninterest income follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Chg	% Chg	2007	2006	$ Chg	% Chg
Service charges on deposit accounts	$939,384	$712,700	$226,684	31.8%	$1,774,502	$1,312,290	$462,212	35.2%
Other service charges, commissions and fees	259,724	234,390	25,334	10.8%	616,275	453,537	162,738	35.9%
Brokerage fees	264,181	140,870	123,311	87.5%	441,407	266,576	174,831	65.6%
Mortgage origination fees	92,766	121,258	(28,492)	-23.5%	194,311	222,138	(27,827)	-12.5%
Bank owned life insurance	87,260	75,004	12,256	16.3%	169,056	146,902	22,154	15.1%
Gain (loss) on sale of securities	287	—	287	—	(28,395)	—	(28,395)	NM
Other	65,213	58,211	7,002	12.0%	129,782	153,178	(23,396)	-15.3%

Total noninterest income	$1,708,815	$1,342,433	$366,382	27.3%	$3,296,938	$2,554,621	$742,317	29.06%

Noninterest income as a percentage of average assets (annualized)	1.54%	1.47%			1.52%	1.40%

We have continued to see an increase in service charges on deposit accounts due to increases in non-sufficient fund charges. This increase is due to our implementation of a program that allows customers to receive cash ATM withdrawals and make debit card purchases on overdrawn accounts within defined limits for a fee. This product is increasing overdraft fees, which is responsible for the increase in our service charges on deposit accounts in the current quarter and for the year. The increase in other service charges, commissions and fees was due primarily to an increase in fees from debit and ATM transactions of $25,000 for the quarter and $95,000 for the year to date. We expect to continue to see strong income from debit and ATM transactions as our customers are increasing debit and ATM usage compared with traditional check writing. In addition, we saw an increase in check printing commissions of $70,000 in the first quarter, due entirely to a one time payment from our vendor on renegotiation of our check printing contract. We do not expect this to continue in the future, and will likely see decreases in our check printing commissions as customers use more electronic forms of transactions. Effective August 1, 2007, we implemented a new fee schedule which we expect to help continue to increase service charges and fees.
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

Mortgage fees have decreased due to an increase in long term rates, credit tightening in the overall secondary mortgage market due to the collapse of sub-prime lending programs and a general slow down in the housing market. Although we did not participate significantly in sub-prime mortgage lending, we do believe the tightening of the secondary market for these loans will have a negative impact on the overall housing market, and thus cause us to see mortgage activity below normal levels.
The increase in earnings on bank owned life insurance is due to an increased level of interest on our policies, due to general rises in rates and exchanges we have made into higher yielding policies.
The loss on sales of securities for the year to date is due to portfolio adjustments we have made to increase yield and better position our balance sheet for potential changes in interest rates. For the quarter, we had a slight gain on the sale of securities. We may take additional losses during the year to increase yields and for asset-liability management purposes.
Noninterest Expense
A summary of noninterest expense follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Chg	% Chg	2007	2006	$ Chg	% Chg
Salaries and employee benefits	$2,371,388	$2,047,199	$324,189	15.8%	$4,654,209	$4,213,160	$441,049	10.5%
Equipment	277,248	287,517	(10,269)	-3.6%	554,502	627,641	(73,139)	-11.7%
Occupancy	254,067	236,408	17,659	7.5%	504,256	503,984	272	0.1%
Advertising and marketing	105,747	78,996	26,751	33.9%	195,811	158,217	37,594	23.8%
Legal and accounting	93,091	138,021	(44,930)	-32.6%	190,899	340,322	(149,423)	-43.9%
Directors fees and retirement	131,202	115,198	16,004	13.9%	259,404	204,307	55,097	27.0%
Telephone	58,513	64,276	(5,763)	-9.0%	114,036	127,415	(13,379)	-10.5%
Supplies	56,461	46,416	10,045	21.2%	110,711	111,315	(604)	-0.5%
Data processing fees	372,690	246,808	125,882	51.0%	551,496	412,478	139,018	33.7%
Other operating	626,092	476,881	149,211	31.3%	1,117,187	911,161	206,026	22.6%

Total noninterest expenses	$4,346,499	$3,737,720	$608,779	16.3%	$8,252,511	$7,610,000	$642,511	8.4%

Noninterest expenses as a percentage of average assets (annualized)	3.91%	4.10%			3.80%	4.18%

The majority of the increases in our noninterest expense were due to increases in salaries and employee benefits. The number of full time equivalent employees has decreased to 124 at June 30, 2007, compared with 131 at June 30, 2006; however, we have experienced increases in pay and significant increases in our benefit programs, including our stock based compensation plans which began in May 2006. As we expand our market area and add branches, we expect these expenses to continue to increase. Specifically, the addition of six employees in our Florida location will increase these expenses, with little offset to income until we grow our business in that market. Also, as we open two full service branches in Ocala during the last quarter of 2007 or the first quarter of 2008, we will see this expense increase.
The decrease in equipment expenses was partially offset by the increase in data processing fees. This was due to the change in our core processing system from an in-house system to a third-party system. In addition, we have implemented cost controls to reduce both equipment and occupancy expenses. The increase in advertising and marketing is due to additional marketing expenses incurred with our expansion into Ocala and the implementation of a branding campaign in our Albany market. The decrease in legal and accounting fees was due primarily to a decrease in legal fees, which was higher in 2006 because of the fees we incurred related to our Florida expansion and our first year of public company reporting. Directors fees and retirement fees increased primarily due to the implementation of stock based compensation during May 2006. Also, we increased the number of directors at the Bank and added an advisory Board in Ocala. The increase in other operating expenses was due primarily to an increase in consulting services related to an organizational operating efficiency program we are implementing. We finished this project in July of this year and we expect this program to help minimize the increase in operating expenses as we continue to grow our Company.

Income Tax Expense.
Income tax expense was $233,000 less during the three months ended June 30, 2007, when compared to the three months ended June 30, 2006, as a result of the decrease in net income before taxes. The effective tax rate was 19.8% for the 2007 quarter, compared to 30.6% for the 2006 quarter. For the six months ended June 30, 2007, income tax expense was $183,000 lower than the 2006 period. The effective tax rate was 25.2% for the first six months of 2007, compared to 31.4% for the first six months of 2006.
The lower tax amounts are due to lower net income and a lower effective tax rate, which is due primarily to a significant increase in the amount of tax exempt income the Company receives from the purchase of municipal securities.
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
The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2007, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.
The consolidated statement of cash flows for the six months ended June 30, 2007 and 2006, detail cash flows from operating, investing and financing activities. For the six months ended June 30, 2007, net cash provided by operating activities was $3.7 million while investing activities used $35.6 million, primarily due to the purchase of securities and to fund loan growth, and financing activities provided $33.1 million primarily from an increase in deposits, resulting in a net increase in cash during the six month period of $1.2 million.
In July of 2007, we purchased a building for our main office in Ocala for $1.1 million. We expect to spend approximately $400,000 to $600,000 by the end of the year renovating this building. In addition, we are constructing another branch facility in Ocala, which we expect to complete by the end of the year. As of June 30, 2007, we have spent approximately $1.9 million on this location, including the cost of land. We expect to spend approximately $1.0 to $1.3 million to complete this branch.

Contractual Obligations
Summarized below are our contractual obligations as of June 30, 2007.

		Less than	1 to 3	3 to 5	More than 5
	Total	1 year	years	years	years
	(Dollars in Thousands)
Federal Home Loan Bank Advances	$40,000	$—	$15,000	$—	$25,000
Operating Lease Obligations	188	70	86	32	—
Construction Contracts	1,450	1,450	—	—	—

Total	$41,638	$1,520	$15,086	$32	$25,000

Regulatory Capital Ratios for HeritageBank of the South at June 30, 2007
The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities. The following table reflects the Bank’s compliance at June 30, 2007, with regulatory capital requirements. These calculations are based on total risk weighted assets of $337.3 million as of June 30, 2007, and average total assets of $432.5 million for the six months ended June 30, 2007.

					Minimum Required to Be
			For Capital		Well Capitalized Under
			Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets	$57,964	17.1%	$26,980	8.0%	$33,725	10.0%

Tier I Capital to Risk Weighted Assets	53,475	15.9	13,490	4.0	20,235	6.0

Tier I Capital to Average Total Assets	53,475	12.4	17,302	4.0	21,627	5.0
Heritage Financial Group is subject to Georgia capital requirements for bank holding companies. At June 30, 2007, Heritage Financial Group had total equity of $63.0 million or 14.1% of total assets as of that date. Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier I leverage capital of $64.2 million or 15.1%, which was $47.1 million above the 4.0% requirement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The Company’s strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk. In addition, we may enter into off-balance sheet transactions to mitigate this risk, although we have not done so as of June 30, 2007. These strategies aim to achieve neutrality to interest rate risk. Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates. As of June 30, 2007, a drop in interest rates would reduce our net interest income. However, we feel that the level of interest rate risk is at a tolerable level.
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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”) as of June 30, 2007, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a -15(f) under the Act) that occurred during the quarter ended June 30, 2007, that has materially affected, or is likely to materially affect our internal control over financial reporting.
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
Our multi-family, commercial real estate and commercial business loans accounted for approximately 49.1% of our total loan portfolio as of June 30, 2007. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one-to-four family, owner-occupied residential properties. In addition, we plan to increase our emphasis on multi-family, commercial real estate and commercial business lending. Because of our planned increased emphasis on and increased investment in multi-family and commercial real estate and commercial business lending, it may become necessary to increase the level of our provision for loan losses, which could decrease our net profits.
We plan to increase residential and commercial construction lending activities, which will increase the risk in our loan portfolio.
Our construction and land loan portfolio represented 14.9% of our total loan portfolio at June 30, 2007. Generally, we consider construction loans to involve a higher degree of risk than one-to-four family residential loans, because funds are advanced on the security of projects under construction and of uncertain value until completed. We intend to increase our residential and commercial construction lending, to the extent opportunities are available in our market area and meet our underwriting criteria. This increased emphasis on construction lending, particularly on commercial projects, may require us to increase the level of our provision for loan losses, which could decrease net profits.
If economic conditions deteriorate, our results of operations and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases.
Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates that cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because the majority of our borrowers are individuals and businesses located and doing business in the Georgia counties of Dougherty, Lee and Worth, and the Florida county of Marion, our success will depend significantly upon the economic conditions in those and the surrounding counties. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution more able to spread these risks of unfavorable local economic conditions across a large number of diversified economies. In addition, at June 30, 2007, approximately 66.7% of our total loans were secured by real estate. Accordingly, decreases in real estate values could adversely affect the value of collateral securing our loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans. In this regard, a substantial majority of our loans are to individuals and businesses in Southwest Georgia and North Central Florida. These factors could expose us to an increased risk of loan defaults and losses and have an adverse impact on our earnings.
If our allowance for loan losses is not sufficient to cover actual loan losses, or if credit delinquencies increase, our earnings could decrease.
Like other financial institutions, we face the risk that our customers will not repay their loans, that the collateral securing the payment of those loans may be insufficient to assure repayment, and that we may be unsuccessful in recovering the remaining loan balances. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover any loan losses which may occur. In determining the size of the allowance, we also rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, delinquencies and non-accruals, national and local economic conditions and other pertinent information. Material additions to our allowance could materially decrease our net income. Furthermore, if those established loan loss reserves are insufficient and we are unable to raise revenue to compensate for these losses, such losses could have a material adverse effect on our operating results. Our allowance for loan losses was 1.53% of total loans and 522.0% of non-performing assets at June 30, 2007. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds. As of June 30, 2007, we believe that the current allowance level is our best estimate of losses inherent in our loan portfolio.
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
Our common stock is listed for trading on the Nasdaq Global Market under the symbol “HBOS”. The trading volume in our common stock on has been relatively low when compared with larger companies listed on the Nasdaq Global Market or other stock exchanges. We cannot say with any certainty that a more active and liquid trading market for our common stock will develop. Because of this, it may be more difficult for you to sell a substantial number of shares for the same price at which you could sell a smaller number of shares. We, therefore, can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.
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
MHC is required by the regulations of the Office of Thrift Supervision to own more than half of our common stock of Heritage Financial Group. At June 30, 2007, MHC owned approximately 72% of our shares. The board of directors of MHC has the power to direct the voting of this stock. Depositors of the Bank, who elect the board of MHC, generally have assigned this right of election to the board by proxy. Therefore, the board of MHC will control the results of most matters submitted to a vote of stockholders of the Company. We cannot assure you that the votes cast by MHC will be in the personal best interests of our public stockholders.

The amount of common stock we control, our charter and bylaws, and state and federal statutory provisions could discourage hostile acquisitions of control.
In addition to the shares owned by MHC, our board of directors, executive officers and our employee stock ownership plan controlled approximately 12.7% of our common stock at June 30, 2007. This inside ownership together with provisions in our charter and bylaws may have the effect of discouraging attempts to acquire the Company, pursue a proxy contest for control of the Company, assume control of the Company by a holder of a large block of common stock and remove the Company’s management, all of which certain stockholders might think are in their best interests. These provisions include, among other things:
•	staggered terms of the members of the board of directors;

•	restrictions on the acquisition of our equity securities without regulatory approval; and

•	the authorization of 1,000,000 shares of serial preferred stock that could be issued without stockholder approval on terms or in circumstances that could deter a future takeover attempt.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
There were no unregistered sales of equity securities during the quarter ended June 30, 2007.
Below is a summary of issuer purchases of equity securities during the quarter ended June 30, 2007.

			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	may yet be
	Total		Publicly	Purchased
	Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
	Purchased	Paid Per Share	Programs	Programs
April	—	$—	—	295,000
May	—	—	—	—
June	1,451	16.26	1,451	293,549

Total	1,451	$16.26	1,451	293,549

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of the Shareholders of the Company was held on May 16, 2007. At this meeting, proxies were solicited pursuant to Regulation 14A under the Exchange Act. Total shares outstanding amounted to 10,889,017. A total of 10,467,141 shares (96.1% of total shares outstanding) were represented by shareholders in attendance at the meeting or by proxy.
The following director nominees were elected to serve as directors for terms to expire in 2010:
J. Keith Land, 10,426,850 votes for, 40,291 votes withheld, representing 99.6% in favor. There were no broker non-votes.
Douglas J. McGinley, 10,413,407 votes for, 53,734 votes withheld, representing 99.5% in favor. There were no broker non-votes.
J. Lee Stanley, 10,426,350 votes for, 40,791 votes withheld, representing 99.6% in favor. There were no broker non-votes.
Ratification of the appointment of Mauldin & Jenkins, Certified Public Accountants and Consultants, LLC, as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2007: by 10,466,111 votes for, 500 votes against, and 530 abstentions, representing 99.9% in favor. There were no broker non-votes.
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

HERITAGE FINANCIAL GROUP
Date: August 13, 2007	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date: August 13, 2007	By:	/s/ T. Heath Fountain
T. Heath Fountain
Senior Vice President and Chief Financial Officer