Form 10-Q
period 2007-09-30
Heritage Financial Group
filed 2007-11-14
CIK 1320002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 — Commission File Number 000-51305

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

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes ☐      No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:
At October 26, 2007 there were 10,833,131 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP
INDEX

Page
Number
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006	3
CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006	4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006	5
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND THE YEAR ENDED DECEMBER 31, 2006	6
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006	7 & 8
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS	11
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 4. CONTROLS AND PROCEDURES	25
PART II — OTHER INFORMATION	26
SIGNATURES	31
EX-10.11 Amendment to Existing Plan Agreement-Dorminey
EX-10.12 Amendment to Existing Plan Agreement-Slappey
EX-10.13 Amendment to Existing Plan Agreement-McGinley
EX-10.14 Amendment to Existing Plan Agreement-Land
EX-10.15 Amendment to Existing Plan Agreement-Stanley
EX-31.1 Section 302 Certification of the CEO
EX-31.2 Section 302 Certification of the CFO
EX-32 Section 906 Certification of the CEO and CFO

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

	Unaudited	Audited
	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$9,431,806	$9,781,232
Interest-bearing deposits in banks	413,406	2,153,859
Federal funds sold	2,266,000	12,677,000
Securities available for sale, at fair value	115,244,496	84,571,767
Federal home loan bank stock, at cost	2,969,700	2,499,400
Loans	296,921,397	276,776,236
Less allowance for loan losses	4,495,883	4,075,997

Loans, net	292,425,514	272,700,239

Premises and equipment, net	14,312,751	12,815,482
Accrued interest receivable	3,127,118	2,288,827
Intangible assets	1,000,000	1,000,000
Foreclosed assets	346,207	322,449
Cash surrender value of bank owned life insurance	8,552,932	8,293,202

Other assets	4,727,933	4,226,365
	$454,817,863	$413,329,822

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$19,815,644	$14,784,180
Interest-bearing	297,493,705	284,404,324

Total deposits	317,309,349	299,188,504

Federal funds purchased and securities sold under repurchase agreements	17,822,765	5,531,394
Other borrowings	50,000,000	40,000,000
Other liabilities	5,469,291	5,801,146

Total liabilities	390,601,405	350,521,044

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,434,523 issued	114,345	114,492
Capital surplus	38,596,188	37,807,784
Retained earnings	42,093,537	40,248,349
Accumulated other comprehensive loss	(3,842,232)	(3,097,880)
Unearned employee stock ownership plan (ESOP) shares, 341,543 and 374,595 shares	(3,415,425)	(3,745,950)

	73,546,413	71,326,795
Treasury stock, at cost, 615,964 and 555,138 shares	(9,329,955)	(8,518,017)

Total stockholders’ equity	64,216,458	62,808,778

	$454,817,863	$413,329,822

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income
Interest and fees on loans	$5,701,464	$4,998,436	$16,451,101	$13,916,955
Interest on taxable securities	1,122,206	640,647	3,100,273	1,950,192
Interest on nontaxable securities	286,710	51,959	753,161	175,050
Interest on federal funds sold	115,207	96,571	492,265	316,144
Interest on deposits in other banks	6,065	5,895	22,773	32,761

	7,231,652	5,793,508	20,819,573	16,391,102

Interest expense
Interest on deposits	2,810,852	1,586,597	8,190,573	4,060,743
Interest on other borrowings	717,661	611,249	1,780,009	1,677,922

	3,528,513	2,197,846	9,970,582	5,738,665

Net interest income	3,703,139	3,595,662	10,848,991	10,652,437
Provision for loan losses	58,000	635,000	553,000	695,000

Net interest income after provision for loan losses	3,645,139	2,960,662	10,295,991	9,957,437

Noninterest income
Service charges on deposit accounts	1,061,419	910,236	2,835,921	2,222,526
Other service charges, commissions and fees	268,634	239,711	884,908	725,661
Brokerage fees	293,257	125,789	734,664	392,365
Mortgage origination fees	90,351	116,558	284,662	338,696
Bank owned life insurance	90,673	76,429	259,729	223,331
Loss on sale of securities	(20,768)	(11,239)	(49,163)	(11,239)
Other	72,079	63,500	201,862	184,265

	1,855,645	1,520,984	5,152,583	4,075,605

Noninterest expense
Salaries and employee benefits	3,469,295	2,325,747	8,123,504	6,538,907
Equipment	280,238	285,499	834,740	913,140
Occupancy	253,377	278,333	757,633	782,317
Advertising and marketing	103,657	84,310	299,468	242,527
Legal and accounting	141,564	205,766	332,463	546,088
Directors fees and retirement	338,351	149,860	597,755	354,167
Telephone	55,874	79,418	169,910	206,833
Supplies	50,104	80,461	160,815	191,776
Data processing fees	303,237	252,800	854,733	665,278
Other operating	560,096	514,542	1,677,283	1,425,703

	5,555,793	4,256,736	13,808,304	11,866,736

Income (loss) before income taxes (benefits)	(55,009)	224,910	1,640,270	2,166,306
Applicable income taxes (benefits)	(1,217,683)	63,141	(790,356)	673,457

Net income	$1,162,674	$161,769	$2,430,626	$1,492,849

Basic earnings per share	$0.11	$0.02	$0.24	$0.14

Diluted earnings per share	$0.11	$0.02	$0.23	$0.14

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$1,162,674	$161,769	$2,430,626	$1,492,849

Other comprehensive income (loss):
Reclassification adjustment for losses included in net income, net of tax benefit of $8,237 and $4,457 for the quarter and $19,498 and $4,457 for the year to date	12,531	6,781	29,665	6,781
Unrealized holding gain (losses) arising during period, Net of tax (benefit) of $433,326 and $499,982 for the quarter and ($508,750) and $175,820 for the year to date	659,266	760,677	(774,017)	267,494

Total other comprehensive income (loss)	671,797	767,458	(744,352)	274,275

Comprehensive income	$1,834,471	$929,227	$1,686,274	$1,767,124

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2007 (Unaudited) and the Year Ended December 31, 2006

							Accumulated
					Unearned		Other
	Common Stock		Capital	Retained	ESOP	Treasury	Comprehensive
	Shares	Par Value	Surplus	Earnings	Shares	Stock	Income (Loss)	Total
Balance, December 31, 2005	11,241,250	$112,413	$37,126,877	$38,717,576	$(4,186,650)	$—	$(2,786,569)	$68,983,647
Net income	—	—	—	2,353,637	—	—	—	2,353,637
Cash dividend declared, $0.20 per share	—	—	—	(673,936)	—	—	—	(673,936)
Issuance of restricted shares of common stock	207,905	2,079	(2,079)	—	—	—	—	—
Adjustments related to initial adoption of SFAS 158, net of tax	—	—	—	—	—	—	(748,049)	(748,049)
Effects of changing pension plan measurement date pursuant to SFAS 158:
Service cost, internal cost and expected return on plan assets October 1 - December 31, net of tax	—	—	—	(147,561)	—	—	—	(147,561)
Amortization of prior service cost for October 1 - December 31, net of tax	—	—	—	(1,367)	—	—	1,367	—
Stock based compensation expense			521,715	—	—	—	—	521,715
Repurchase of 555,328 shares of stock for the treasury	—	—	—	—	—	(8,520,680)	—	(8,520,680)
Issuance of 190 shares of common stock from the treasury			432	—	—	2,663	—	3,095
Other comprehensive income						—	435,371	435,371
ESOP shares earned, 44,070 shares	—	—	160,839	—	440,700	—	—	601,539

Balance, December 31, 2006	11,449,155	114,492	37,807,784	40,248,349	(3,745,950)	(8,518,017)	(3,097,880)	62,808,778
Net income	—	—		2,430,626	—	—	—	2,430,626
Cash dividends declared, $0.18 per share	—	—		(585,438)	—	—	—	(585,438)
Repurchase of 61,106 shares of stock for the treasury	—	—		—	—	(816,227)	—	(816,227)
ESOP shares earned, 33,053 shares	—	—	172,008	—	330,525	—	—	502,533
Forfeiture of restricted stock reward	(14,632)	(147)	147					—
Issuance of 280 shares of common stock from the treasury	—	—	182	—	—	4,289	—	4,471
Other comprehensive loss	—	—	—	—	—	—	(744,352)	(744,352)
Stock-based compensation expense	—	—	616,067	—	—	—	—	616,067

Balance, September 30, 2007	11,434,523	$114,345	$38,596,188	$42,093,537	$(3,415,425)	$(9,329,955)	$(3,842,232)	$64,216,458

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$2,430,626	$1,492,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	733,800	795,785
Provision for loan losses	553,000	695,000
ESOP compensation expense	502,533	422,208
Stock-based compensation expense	616,067	338,921
Net loss on sale of securities available for sale	49,163	11,239
Net increase in foreclosed assets	(23,758)	(389,278)
Increase in bank owned life insurance	(259,730)	(223,331)
Increase in interest receivable	(838,291)	(232,487)
Increase in interest payable	169,438	53,898
Decrease in taxes payable	(1,935,588)	(252,638)
Net other operating activities	1,430,220	(346,395)

Total adjustments	996,852	872,922

Net cash provided by operating activities	3,427,478	2,365,771

INVESTING ACTIVITIES
Decrease in interest-bearing deposits in banks	1,740,453	930,750
Purchases of securities available for sale	(51,143,567)	(3,495,155)
Proceeds from maturities of securities available for sale	6,690,640	3,730,080
Proceeds from sale of securities available for sale	12,490,449	6,918,434
Net change in Federal home loan bank stock	(470,300)	(22,400)
Decrease in federal funds sold	10,411,000	2,781,000
Purchase of intangible asset	—	(1,000,000)
Increase in loans, net	(20,278,275)	(25,509,981)
Proceeds from sale of fixed assets	249,622	—
Purchase of premises and equipment	(2,481,949)	(1,851,295)

Net cash used in investing activities	(42,791,927)	(17,518,567)

FINANCING ACTIVITIES
Increase in deposits	18,120,845	13,267,844
Increase in federal funds purchased and securities sold under agreement to repurchase	12,291,371	3,803,612
Proceeds from other borrowings	10,000,000	25,000,000
Repayment of other borrowings	—	(25,000,000)
Purchase of treasury stock, net	(811,755)	(2,923,472)
Dividends paid to stockholders	(585,438)	(506,085)

Net cash provided by financing activities	39,015,023	13,641,899

Net decrease in cash and due from banks	(349,426)	(1,510,897)
Cash and due from banks at beginning of period	9,781,232	10,499,084

Cash and due from banks at end of period	$9,431,806	$8,988,187

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$9,801,144	$5,546,873
Taxes	1,147,254	1,113,193
See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES
The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.
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
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan. The table below sets forth our earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic earnings per share:
Net income	$1,162,674	$161,769	$2,430,626	$1,492,849

Weighted average common shares outstanding	10,349,924	10,636,323	10,337,310	10,755,262

Total basic earnings per common share	$0.11	$0.02	$0.24	$0.14

Diluted earnings per share:
Net income	$1,162,674	$161,769	$2,430,626	$1,492,849

Weighted average common shares outstanding	10,349,924	10,636,323	10,337,310	10,755,262
Effect of dilutive stock options and restricted stock	52,389	20,280	67,020	12,863

Weighted average dilutive common shares outstanding	10,402,313	10,656,603	10,404,330	10,768,125

Total diluted earnings per common share	$0.11	$0.02	$0.23	$0.14

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — SHARE BASED COMPENSATION
On May 17, 2006, our stockholders approved the 2006 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, to provide directors, advisory directors, officers and employees of Heritage Financial Group and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence and to provide such individuals with an equity interest in Heritage Financial Group. Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 771,149 shares, of which 550,281 were available as stock options or stock appreciation rights and 220,328 shares were available as restricted stock awards. During 2006, the Compensation Committee of the Board of Directors granted stock options and tandem stock appreciation rights totaling 520,605 shares and granted restricted stock awards totaling 207,905 shares. During the third quarter of 2007, 36,800 stock option and tandem stock appreciation rights and14,632 restricted stock grants were forfeited. .All stock options, stock appreciation rights and restricted stock awards vest over a period of five years.
The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period. As of September 30, 2007, there was approximately $1,733,000 of unrecognized compensation associated with these awards, which is expected to be recognized over the next 4 years. For the three and nine months ended September 30, 2007, we recognized compensation expense of $114,119 and $376,139.
We recognized compensation expense related to stock options of $72,817 and $239,928 for the three and nine months ended September 30, 2007. At September 30, 2007, there was approximately $1,206,000 of unrecognized compensation related to stock options, which is expected to be recognized over the next 4 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
General
Heritage Financial Group (“the Company”) is the parent holding company of HeritageBank of the South (“the Bank”). The Company is in a mutual holding company structure and 73% of its outstanding common stock is owned by Heritage, MHC (“MHC”), a federal mutual holding company.
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
The Company completed an initial public stock offering on September 29, 2005. We sold 3,372,375 shares of common stock in that offering for $10.00 per share. The Company’s employee stock ownership plan (the “ESOP”) purchased 440,700 shares with the proceeds of a loan from the Company. The Company received net proceeds of $32.4 million in the public offering, 50% of which was contributed to the Bank and $4.4 million of which was loaned to the ESOP for its purchase of shares in the offering. The Company also issued an additional 7,867,875 shares of common stock to MHC, so that MHC would own 70% of the outstanding common stock at the close of the offering.

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
We continue to implement our business strategy, as set forth in our Form 10-KSB, which was filed with the Securities and Exchange Commission on March 27, 2007. A critical component of this strategy includes increasing our commercial loan portfolio. During the first nine months of 2007, our commercial real estate, business and multifamily loans increased $17.9 million or 13.6% to $148.7 million at September 30, 2007. Our ability to continue to grow our commercial loan portfolio is an important element of our long-term business strategy.
Another key component of our business strategy is the expansion of our operations outside of the Southwest Georgia market. On August 8, 2006, we commenced operating a branch in Ocala, Florida. As of September 30, 2007, we had total loans of $21.1 million and total deposits of $31.4 million at our Ocala, Florida branch. We are currently operating this branch out of a leased storefront facility. The construction of a permanent, retail oriented facility in Ocala started during the second quarter of 2007. We have also purchased another facility that we will renovate for our main office and commercial center in Ocala. We expect to occupy both of these facilities in late 2007 or early 2008. At that time, we will no longer operate our current leased facility.
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
On November 9, 2007, we announced our plans to invest approximately $3 million in Chattahoochee Bank of Georgia (In organization) (“Chattahoochee”), a startup bank in Gainesville, Georgia. This investment is expected to represent just under 15% of the total voting shares of Chattahoochee. Our investment in Chattahoochee is subject to regulatory approval by our regulators, the Federal Reserve Bank, and Chattahoochee’s regulators. Chattahoochee has filed an application for a charter with the State of Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation. Our investment in Chattahoochee will most likely be accounted for under the equity method of accounting for investments. As such, we will take into income or expense, our pro rata share of the net income or loss of Chattahoochee. We believe Chattahoochee will report net losses in their first two years of operation. We expect Chattahoochee to report net income in the third year of operation, and to become cumulatively profitable within the fourth year of operation.
In addition to our investment in Chattahoochee, we expect to participate in loans that exceed Chattahoochee’s regulatory lending limits. We may also provide other services to Chattahoochee for a fee.
Our proposed investment in Chattahoochee is part of our overall strategy to extend into markets that we feel represent higher growth opportunities than our South Georgia market.
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
Off Balance Sheet Liabilities
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. We use the same credit policies in making these commitments as we do for on-balance sheet instruments. A summary of the Company’s commitments as of September 30, 2007, is as follows:

(In thousands)
Commitments to extend credit	$48,262
Financial stand-by letters of credit	1,052

$49,314

Comparison of Financial Condition at September 30, 2007 and December 31, 2006
Total assets increased $41.5 million or 10.0% to $454.8 million at September 30, 2007, from $413.3 million at December 31, 2006. Total interest earning assets increased $38.7 million or 10.3% to $414.8 million at September 30, 2007, from $376.2 million at December 31, 2006. Gross loans increased $20.1 million or 7.3% to $296.9 million at September 30, 2007, while securities increased $30.7 million at September 30, 2007 as compared to December 31, 2006. Other earning assets decreased $12.2 million during the first three quarters of 2007. The increase in securities was partially due to the introduction of leverage strategies that were implemented during 2007. This strategy, which added long term fixed rate bonds funded by short term floating rate borrowings, was implemented in order to better position our balance sheet for potential changes in interest rates. The additional increase in securities occurred as deposit growth has outpaced loan growth during the year. As interest rates have fallen, we have seen our deposit demand slow as we have aggressively lowered the rates on our deposits products.
Total liabilities increased $40.1 million or 11.4% to $390.6 million at September 30, 2007 compared with $350.5 million at December 31, 2006. The majority of the increase was in interest bearing liabilities, which increased $35.4 million or 10.7%, to $365.3 million at September 30, 2007, from $329.9 million at December 31, 2006. Interest bearing deposits increased $13.1 million or 4.6% to $297.5 million at September 30, 2007 compared with $284.4 million at December 31, 2006. Non-interest bearing deposits increased significantly, rising 34.0% or $5.0 million, to $19.8 million at September 30, 2007. This increase is due to our continued effort to develop deposit relationships with our commercial customers. The total amount of other borrowings increased to $50.0 million due to a $10.0 million borrowing during July. Federal funds purchased and securities sold under repurchase agreements increased $12.3 million during the first three quarters of 2007. This increase was due to the previously mentioned leverage strategy implemented during the year.
Total equity increased $1.4 million to $64.2 million at September 30, 2007, compared with $62.8 million at December 31, 2006. Net income of $2.4 million for the first three quarters of 2007 and the allocation of $330,525 in ESOP shares increased equity, which was offset by dividends of $585,438, an increase in unrealized losses on available for sale securities of $744,352, and the purchase of treasury stock for $816,227. The increase in unrealized losses on securities is due primarily to an increase in long term interest rates compared to rates at December 31, 2006. During the third quarter, our securities increased in value approximately $659,000, net of tax, due to a decrease in long term interest rates.
Comparison of Operating Results
General
For the three months ended September 30, 2007 and 2006
During the quarter ended September 30, 2007, our net income increased $1.0 million to $1.2 million compared to $162,000 for the quarter ended September 30, 2006. The increase was due primarily to the reversal of an accrual for a contingent tax liability in the amount of $1.1 million during the quarter. In addition, we took a charge during the quarter of $1.4 million due to the accelerated vesting of certain senior executive and director non-qualified retirement plans. For more information on our operating results excluding these two unusual items, please see the reconciliation of net income to adjusted net income at the end of this section.
Net interest income for the quarter was up $107,000 compared with 2006. The provision for loan losses decreased by $577,000 over the same quarter in 2006. Noninterest income was up $335,000 over the same quarter last year, while noninterest expense also increased, due to the previously mentioned charge related to accelerated vesting on non-qualified retirement plans.
For the nine months ended September 30, 2007 and 2006
During 2007, our net income increased $938,000 or 62.8% to $2.4 million compared to $1.5 million for 2006. The increase was due primarily to the reversal of an accrual for a contingent tax liability in the amount of $1.1 million during the quarter. In addition, we took a charge during the quarter of $1.4 million due to the accelerated vesting of certain senior executive and director non-qualified retirement plans. For more information on our operating results excluding these two unusual items, please see the reconciliation of net income to adjusted net income at the end of this section.
Net interest income increased slightly, up $197,000 over 2006, while noninterest income increased significantly, up $1.1 million over 2006. Noninterest expense increased by $1.9 million, due primarily to the previously mentioned charge to accelerate the vesting on certain senior executive and director non-qualified retirement plans. The provision for loan losses was less during 2007 when compared to 2006.

Reconciliation of net income to adjusted net income
During the third quarter of 2007, we had two large unusual items affect our earnings. Due to the one time nature of these items, management feels that our operating results should also be viewed excluding these items to analyze the results of our core operations. Below is an analysis of our results excluding these items:
Unaudited Reconciliation of Net Income to Adjusted Net Income
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$1,163	$162	$2,431	$1,493
Charges to accelerate vesting on retirement plans, after tax	947	—	947	—
Reversal of contingent income tax liability	(1,060)	—	(1,060)	—

Adjusted net income	$1,050	$161	$2,318	$1,493

Diluted earnings per share	$0.11	$0.02	$0.23	$0.14
Charges to accelerate vesting on retirement plans, after tax	0.09	—	0.09	—
Reversal of contingent income tax liability	(0.10)	—	(0.10)	—

Adjusted earnings per diluted share	$0.10	$0.02	$0.22	$0.14

Net income and basic and diluted earnings per share are presented in accordance with generally accepted accounting principals (“GAAP”). Adjusted net income and adjusted basic and diluted earnings per share are non-GAAP financial measures. We believe that these non-GAAP measures aid in understanding and comparing current year results, which include unusual items, to those of the prior year. These non-GAAP measures should be viewed in addition to, and not as a substitute for, our reported results.

Interest Income
For the three months ended September 30, 2007 and 2006
Total interest income for the three months ended September 30, 2007, increased $1.4 million or 24.8% to $7.2 million, compared to $5.8 million during the same quarter of 2006. The increase was the result of a 24 basis points increase in yield on average earning assets to 7.07% during the third quarter of 2007 as compared to the yield of 6.83% earned during the same period in 2006. This increase was due to an overall rise in interest rates, and a shift in the loan portfolio to higher yielding commercial loans. We expect the yield on our earning assets to decrease during the remainder of 2007 as we see short term interest rates decrease. Average interest earning assets increased $76.5 million for the quarter ending September 30, 2007, compared with the same period in 2006.
For the nine months ended September 30, 2007 and 2006
Total interest income for the nine months ended September 30, 2007, increased $4.4 million or 27.0% to $20.8 million, compared to $16.4 million during the third quarter of 2006. The increase was the result of a 36 basis points increase in yield on average earning assets to 7.00% during 2007 as compared to the yield of 6.64% earned during 2006. This increase was due to the overall rise in interest rates, and a shift in the loan portfolio to higher yielding commercial loans. We expect the yield on our earning assets to decrease during the remainder of 2007 as we see short term interest rates decrease. Average interest earning assets increased $72.9 million for the nine month period ending September 30, 2007, compared with the same period in 2006.
Interest Expense
For the three months ended September 30, 2007 and 2006
Total interest expense increased $1.3 million or 60.5% to $3.5 million for the quarter ended September 30, 2007, compared to $2.2 million during the same period in 2006. The average cost of funds increased 74 basis points to 3.65% during the third quarter of 2007 compared with the same period in 2006, due to efforts to more competitively price our deposits. We expect to see cost of funds decrease slightly as interest rates have declined.
For the nine months ended September 30, 2007 and 2006
Total interest expense increased $4.3 million or 73.7% to $10.0 million for the nine months ended September 30, 2007, compared to $5.7 million during the same period in 2006. The average cost of funds increased 96 basis points to 3.59% during the first three quarters of 2007 compared with the same period in 2006, due to our efforts to more competitively price our deposits and a rise in interest rates earlier in the year.
Net Interest Income
For the three months ended September 30, 2007 and 2006
Net interest income of $3.7 million was a slight increase from the $3.6 million shown during the same period in 2006. The net interest spread decreased 56 basis points for the second quarter of 2007 compared with the comparable period in 2006. The net interest margin fell 55 basis points to 3.70% for the three months ended September 30, 2007 compared to the same period in 2006.
For the nine months ended September 30, 2007 and 2006
Net interest income of $10.8 million was a slight increase from the $10.7 million shown during the same period in 2006. The net interest spread decreased 67 basis points for the first three quarters of 2007 compared with the same period in 2006. The net interest margin fell 62 basis points to 3.71% for the nine months ended September 30, 2007 compared to 4.33% during 2006.

For the three months and nine months ended September 30, 2007 and 2006
On September 18, 2007, the Federal Reserve lowered its Federal Funds target rate by 50 basis points. On October 31, 2007, the Federal Reserve lowered the Federal Funds target rate another 25 basis points. After experiencing net interest margin compression since July of 2006, we finally saw net interest margins level off and increase slightly during the second quarter of 2007. During the third quarter of 2007, we saw margin compress 3 basis points compared to the second quarter of 2007. The rate cuts by the Federal Reserve will cause our margins to compress further as our assets reprice faster than our liabilities.
Provision for Loan Losses
For the three months and nine months ended September 30, 2007 and 2006
During the quarter ended September 30, 2007, we recorded a $58,000 provision for loan losses, which was a significant decrease compared to the $635,000 adjustment to the provision during the same period in 2006. Annualized net charge-offs to average outstanding loans increased to 0.10% for the three months ending September 30, 2007 compared to 0.04% during the same period of 2006.
During the nine month period ended September 30, 2007, we recorded a $553,000 provision for loan losses, which was a decrease compared to the $695,000 provision during the same period in 2006. Annualized net charge-offs to average outstanding loans decreased to 0.06% for the nine months ending September 30, 2007 compared to 0.07% during the same period of 2006.
Loans past due 30 to 89 days increased $203,000 to $857,000 or 0.29% of total loans at September 30, 2007 compared to $654,000 or 0.23% of total loans at September 30, 2006. Nonperforming loans increased $3.2 million to $3.5 million at September 30, 2007 compared to September 30, 2006. Nonperforming loans to total loans increased to 1.19% at September 30, 2007 from 0.14% at September 30, 2006. Nonperforming assets increased to $3.9 million in 2007 as compared to $839,000 in 2006. Nonperforming assets to total assets increased to 0.85% at September 30, 2007 as compared to 0.22% in 2006. The allowance for loan losses as a percentage of total loans increased to 1.51% for September 30, 2007 compared with 1.49% at September 30, 2006.
The majority of increase in our nonperforming loans is related to one credit relationship in the amount of $2.8 million. This loan is a participation loan on a real estate development in a Florida Gulf Coast community. The development consists of 17 completed houses and 24 undeveloped lots. We are currently working with the lead bank to foreclose on the property, at which time we will begin liquidating the collateral. Due to a reduction in real estate values in the area, we expect to experience some losses related to this credit, in addition to the expenses of foreclosure and maintaining the property until it can be sold. Based on recent appraisals, we have allocated $795,000 of our loan loss reserve to cover the collateral deficiency on this loan. While we believe this reserve is adequate, we may experience additional losses if real estate values continue to decline, or if the foreclosure costs exceed our estimates.
Including the above mentioned loan, we have a total of $12.3 million in participation loans purchased as of September 30, 2007. These loans include $1.6 million for the construction and short term financing of a condominium project in the metropolitan Atlanta market, $4.5 million for the construction and short term financing of a hotel in the Florida Gulf Coast market, $850,000 for a residential development in the metropolitan Atlanta market, and $2.6 million for the construction of a hotel in the North Central Florida market. We use the same underwriting standards for participation loans as we do for loans initiated in house. However, there is an increased inherent risk in participation loans compared to loans initially generated by our lending officers.
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
Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the proper level of allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Noninterest Income
A summary of noninterest income follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007	2006	$ Chg	% Chg	2007	2006	$ Chg	% Chg
Service charges on deposit accounts	$1,061,419	$910,236	$151,183	16.61%	$2,835,921	$2,222,526	$613,395	27.60%
Other service charges, commissions and fees	268,634	239,711	28,923	12.07%	884,908	725,661	159,247	21.95%
Brokerage fees	293,257	125,789	167,468	133.13%	734,664	392,365	342,299	87.24%
Mortgage origination fees	90,351	116,558	(26,207)	-22.48%	284,662	338,696	(54,034)	-15.95%
Bank owned life insurance	90,673	76,429	14,244	18.64%	259,729	223,331	36,398	16.30%
Loss on sale of securities	(20,768)	(11,239)	(9,529)	84.79%	(49,163)	(11,239)	(37,924)	337.43%
Other	72,079	63,500	8,579	13.51%	201,862	184,265	17,597	9.55%

Total noninterest income	$1,855,645	$1,520,984	$334,661	22.00%	$5,152,583	$4,075,605	$1,076,978	26.42%

Noninterest income as a percentage of average assets (annualized)	1.64%	1.63%			1.56%	1.48%

We have continued to see an increase in service charges on deposit accounts due to increases in non-sufficient fund charges. This increase is due to our implementation of a program that allows customers to receive cash ATM withdrawals and make debit card purchases on overdrawn accounts within defined limits for a fee. This product is increasing overdraft fees, which is responsible for the increase in our service charges on deposit accounts in the current quarter and for the year. The increase in other service charges, commissions and fees was due primarily to an increase in fees from debit and ATM transactions of $39,000 for the quarter and $133,000 for the year to date. We expect to continue to see strong income from debit and ATM transactions as our customers are increasing debit and ATM usage compared with traditional check writing. In addition, we saw an increase in check printing commissions of $70,000 in the first quarter, due entirely to a one time payment from our vendor on renegotiation of our check printing contract. We do not expect this to continue in the future, and will likely see decreases in our check printing commissions as customers use more electronic forms of transactions. Effective August 1, 2007, we implemented a new fee schedule which we expect to help continue to increase service charges and fees.
The increase in brokerage fees was due to a change in our third party broker/dealer that took place in the second half of 2006. Under our new agreement, we receive a higher percentage of the commissions we produce from our investment customers. In addition, we have benefited from the overall increase in the equity markets. In addition, our investment department has increased the number and amount of assets under management because of the enhanced product offering with our new third party broker/dealer.

Mortgage fees have decreased due to an increase in long term rates, credit tightening in the overall secondary mortgage market due to the collapse of sub-prime lending programs and a general slow down in the housing market. Although we did not participate in sub-prime mortgage lending, we do believe the tightening of the secondary market for these loans will have a negative impact on the overall housing market, and thus cause us to see mortgage activity below normal levels.
The increase in earnings on bank owned life insurance is due to an increased level of interest on our policies, due to general rises in rates and exchanges we have made into higher yielding policies.
The loss on sales of securities for the year to date is due to portfolio adjustments we have made to increase yield and better position our balance sheet for potential changes in interest rates. During the quarter, we had a loss on the sale of securities due to the repositioning of our portfolio. We may take additional losses during the year to increase yields and for asset-liability management purposes.
Noninterest Expense
A summary of noninterest expense follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007	2006	$ Chg	% Chg	2007	2006	$ Chg	% Chg
Salaries and employee benefits	$3,469,295	$2,325,747	$1,143,548	49.17%	$8,123,504	$6,538,907	$1,584,597	24.23%
Equipment	280,238	285,499	(5,261)	-1.84%	834,740	913,140	(78,400)	-8.59%
Occupancy	253,377	278,333	(24,956)	-8.97%	757,633	782,317	(24,684)	-3.16%
Advertising and marketing	103,657	84,310	19,347	22.95%	299,468	242,527	56,941	23.48%
Legal and accounting	141,564	205,766	(64,202)	-31.20%	332,463	546,088	(213,625)	-39.12%
Directors fees and retirement	338,351	149,860	188,491	125.78%	597,755	354,167	243,588	68.78%
Telephone	55,874	79,418	(23,544)	-29.65%	169,910	206,833	(36,923)	-17.85%
Supplies	50,104	80,461	(30,357)	-37.73%	160,815	191,776	(30,961)	-16.14%
Data processing fees	303,237	252,800	50,437	19.95%	854,733	665,278	189,455	28.48%
Other operating	560,096	514,542	45,554	8.85%	1,677,283	1,425,703	251,580	17.65%

Total noninterest expenses	$5,555,793	$4,256,736	$1,299,057	30.52%	$13,808,304	$11,866,736	$1,941,568	16.36%

Noninterest expenses as a percentage of average assets (annualized)	4.91%	4.56%			4.18%	4.31%

The majority of the increases in our noninterest expense were due to increases in salaries and employee benefits. For the quarter, the entire increase in salaries and employee benefits was due to a charge of $1.2 million to accelerate vesting on certain non-qualified plans for two of our executive officers. This charge also represented the majority of the increase in salaries and employee benefits for the year. The number of full time equivalent employees has decreased to 124 at September 30, 2007, compared with 128 at September 30, 2006. As we expand our market area and add branches, we expect our salaries and employee benefit expenses to increase. Specifically, the addition of employees in our Florida location will increase these expenses, with little offset to income until we grow our business in that market. Also, as we open two full service branches in Ocala during the last quarter of 2007 and the first quarter of 2008, we will see this expense increase.
We have implemented cost controls to reduce both equipment and occupancy expenses. The increase in advertising and marketing is due to additional marketing expenses incurred with our expansion into Ocala and the implementation of a branding campaign in our Albany market. The decrease in legal and accounting fees was due primarily to a decrease in legal fees, which was higher in 2006 because of the fees we incurred related to our Florida expansion and our first year of public company reporting. Directors fees and retirement fees increased due to the implementation of stock based compensation during May 2006. During the quarter, we also recorded a charge of approximately $186,000 to accelerate vesting on non-qualified retirement plans for two of our directors and we also increased the number of directors at the Bank and added an advisory Board in Ocala. The increase in other operating expenses was due primarily to an increase in consulting services related to an organizational operating efficiency program we are implementing. We finished this project in July of this year and we expect this program to help minimize the increase in operating expenses as we continue to grow our Company.

Income Tax Expense.
During the third quarter, we reversed a contingent income tax liability of $1.1 million. The contingent liability had been established by us in 2001 upon becoming a taxable entity and reflected the tax effect of a tax accounting method utilized. We believed the filing position was supportable based upon a reasonable interpretation of federal income tax laws and the underlying regulations. However, due to the lack of prior rulings on similar fact patterns, it was unknown whether the accounting method would be sustained upon audit by either federal or state tax authorities. The applicable statute of limitations expired on September 15, 2007, making the contingency reserve unnecessary. We have no other contingent reserves for uncertain tax positions.
In addition, because of the charges we took related to accelerated vesting on executive and director non-qualified retirement plans, we reported a net loss of $55,000 before taxes. These two factors caused income tax expense for the quarter to be a benefit of $1.2 million compared to $63,000 of expense for the three months ended September 30, 2006. For the nine months ended September 30, 2007, we reported an income tax benefit of $790,000 compared to an expense of $673,000 for the same period in 2006. Because of the large income tax benefit, effective tax rates for the quarter and year ended September 30, 2007 do not provide meaningful comparisons.
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
The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2007, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.
The consolidated statement of cash flows for the nine months ended September 30, 2007 and 2006, detail cash flows from operating, investing and financing activities. For the nine months ended September 30, 2007, net cash provided by operating activities was $3.4 million while investing activities utilized $42.8 million, primarily due to the purchase of securities and to fund loan growth, and financing activities provided $39.0 million primarily from an increase in deposits, resulting in a net decrease in cash during the nine month period of $349,000.
In July of 2007, we purchased a building for our main office in Ocala for $1.1 million. We expect to spend approximately $400,000 to $600,000 by the end of the year renovating this building. In addition, we are constructing another branch facility in Ocala, which we expect to complete by the end of the year. As of September 30, 2007, we have spent approximately $2.4 million on this location, including the cost of land. We expect to spend approximately $600,000 to $900,000 to complete this branch by year end.

Contractual Obligations
Summarized below are our contractual obligations as of September 30, 2007.

		Less than	1 to 3	3 to 5	More than 5
	Total	1 year	years	years	years
		(Dollars in Thousands)
Federal Home Loan Bank Advances	$50,000	$—	$25,000	$—	$25,000
Operating Lease Obligations	175	57	86	32	—
Construction Contracts	1,450	1,450	—	—	—

Total	$51,625	$1,507	$25,086	$32	$25,000

Regulatory Capital Ratios for HeritageBank of the South at September 30, 2007
The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities. The following table reflects the Bank’s compliance at September 30, 2007, with regulatory capital requirements. These calculations are based on total risk weighted assets of $343.1 million as of September 30, 2007, and average total assets of $430.5 million for the nine months ended September 30, 2007.

					Minimum Required to
					Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets	$59,323	17.3%	$27,451	8.0%	$34,314	10.0%
Tier I Capital to Risk Weighted Assets	55,031	16.0	13,725	4.0	20,588	6.0
Tier I Capital to Average Total Assets	55,031	12.8	17,218	4.0	21,523	5.0
Heritage Financial Group is subject to Georgia capital requirements for bank holding companies. At September 30, 2007, Heritage Financial Group had total equity of $64.2 million or 14.1% of total assets as of that date. Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier I leverage capital of $64.7 million or 15.0%, which was $47.5 million above the 4.0% requirement.

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
The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a shock in interest rates of 100, 200 and 300 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. We also monitor regulatory required interest rate risk analysis which simulates more dramatic changes to rates.
The Company’s strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk. In addition, we may enter into off-balance sheet transactions to mitigate this risk, although we have not done so as of September 30, 2007. These strategies aim to achieve neutrality to interest rate risk. Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates. As of September 30, 2007, a drop in interest rates would reduce our net interest income. However, we feel that the level of interest rate risk is at a tolerable level.
The Company maintains an Asset-Liability Committee which monitors and analyzes interest rate risk. This Committee is comprised of members of senior management and outside directors. This Committee meets on a monthly basis and reviews the simulations listed above, as well as other interest rate risk reports.
The following table shows the results of our projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for an immediate change or “shock” in market interest rates over a twelve month period.

Effect
Market	on Net
Rate	Interest
Change	Income
+300	12.80%
+200	8.66%
+100	4.41%
-100	-4.60%
-200	-9.60%
-300	-15.34%
Additional information required by Item 305 of Regulation S-K is set forth under Item 2 of this report.

ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”) as of September 30, 2007, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a — 15(f) under the Act) that occurred during the quarter ended September 30, 2007, that has materially affected, or is likely to materially affect our internal control over financial reporting.
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
Our multi-family, commercial real estate and commercial business loans accounted for approximately 50.1% of our total loan portfolio as of September 30, 2007. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one-to-four family, owner-occupied residential properties. In addition, we plan to increase our emphasis on multi-family, commercial real estate and commercial business lending. Because of our planned increased emphasis on and increased investment in multi-family and commercial real estate and commercial business lending, it may become necessary to increase the level of our provision for loan losses, which could decrease our net profits.
We plan to increase residential and commercial construction lending activities, which will increase the risk in our loan portfolio.
Our construction and land loan portfolio represented 17.7% of our total loan portfolio at September 30, 2007. Generally, we consider construction loans to involve a higher degree of risk than one-to-four family residential loans, because funds are advanced on the security of projects under construction and of uncertain value until completed. We intend to increase our residential and commercial construction lending, to the extent opportunities are available in our market area and meet our underwriting criteria. This increased emphasis on construction lending, particularly on commercial projects, may require us to increase the level of our provision for loan losses, which could decrease net profits.
If economic conditions deteriorate, our results of operations and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases.
Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates that cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because the majority of our borrowers are individuals and businesses located and doing business in the Georgia counties of Dougherty, Lee and Worth, and the Florida county of Marion, our success will depend significantly upon the economic conditions in those and the surrounding counties. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution more able to spread these risks of unfavorable local economic conditions across a large number of diversified economies. In addition, at September 30, 2007, approximately 67.0% of our total loans were secured by real estate. Accordingly, decreases in real estate values could adversely affect the value of collateral securing our loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans. In this regard, a substantial majority of our loans are to individuals and businesses in Southwest Georgia and North Central Florida. These factors could expose us to an increased risk of loan defaults and losses and have an adverse impact on our earnings.
If our allowance for loan losses is not sufficient to cover actual loan losses, or if credit delinquencies increase, our earnings could decrease.
Like other financial institutions, we face the risk that our customers will not repay their loans, that the collateral securing the payment of those loans may be insufficient to assure repayment, and that we may be unsuccessful in recovering the remaining loan balances. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover any loan losses which may occur. In determining the size of the allowance, we also rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, delinquencies and non-accruals, national and local economic conditions and other pertinent information. Material additions to our allowance could materially decrease our net income. Furthermore, if those established loan loss reserves are insufficient and we are unable to raise revenue to compensate for these losses, such losses could have a material adverse effect on our operating results. Our allowance for loan losses was 1.51% of total loans and 115.6% of non-performing assets at September 30, 2007. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds. As of September 30, 2007, we believe that the current allowance level is our best estimate of losses inherent in our loan portfolio.
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
MHC is required by the regulations of the Office of Thrift Supervision to own more than half of our common stock of Heritage Financial Group. At September 30, 2007, MHC owned approximately 73% of our shares. The board of directors of MHC has the power to direct the voting of this stock. Depositors of the Bank, who elect the board of MHC, generally have assigned this right of election to the board by proxy. Therefore, the board of MHC will control the results of most matters submitted to a vote of stockholders of the Company. We cannot assure you that the votes cast by MHC will be in the personal best interests of our public stockholders.

The amount of common stock we control, our charter and bylaws, and state and federal statutory provisions could discourage hostile acquisitions of control.
In addition to the shares owned by MHC, our board of directors, executive officers and our employee stock ownership plan controlled approximately 14% of our common stock at September 30, 2007. This inside ownership together with provisions in our charter and bylaws may have the effect of discouraging attempts to acquire the Company, pursue a proxy contest for control of the Company, assume control of the Company by a holder of a large block of common stock and remove the Company’s management, all of which certain stockholders might think are in their best interests. These provisions include, among other things:
•	staggered terms of the members of the board of directors;

•	restrictions on the acquisition of our equity securities without regulatory approval; and

•	the authorization of 1,000,000 shares of serial preferred stock that could be issued without stockholder approval on terms or in circumstances that could deter a future takeover attempt.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
There were no unregistered sales of equity securities during the quarter ended September 30, 2007.
Below is a summary of issuer purchases of equity securities during the quarter ended September 30, 2007.

			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	may yet be
	Total		Publicly	Purchased
	Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
	Purchased	Paid Per Share	Programs	Programs
July	7,500	$13.50	7,500	286,049
August	35,000	12.86	35,000	251,049
September	12,155	13.67	12,155	238,894

Total	54,655	$13.34	54,655	238,894

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

		Reference to
		Prior Filing
Regulation S-K		or Exhibit Number
Exhibit Number	Document	Attached Hereto
10.11	Amendment to Existing Plan Agreement — Dorminey	10.11
10.12	Amendment to Existing Plan Agreement — Slappey	10.12
10.13	Amendment to Existing Plan Agreement — McGinley	10.13
10.14	Amendment to Existing Plan Agreement — Land	10.14
10.15	Amendment to Existing Plan Agreement — Stanley	10.15
31.1	Rule 13a-14(a)/15d-14(a) Certifications	31
31.2	Rule 13a-14(a)/15d-14(a) Certifications	31
32	Section 1350 Certifications	32

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP
Date: November 14, 2007	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ T. Heath Fountain
T. Heath Fountain
Senior Vice President and Chief Financial Officer