Form 10-K
period 2007-12-31
Heritage Financial Group
filed 2008-03-31
CIK 1320002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission File Number 000-51305

HERITAGE FINANCIAL GROUP
(A United States Corporation)
IRS Employer Identification Number 45-0479535
721 N. Westover Blvd., Albany, GA 31707
229-420-0000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, Par Value $0.01 per share	Name of Each Exchange on which registered NASDAQ Stock Market, LLC
Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☑ No
Check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☑ No
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes     ☑ No
As of March 24, 2008, there were issued and outstanding 10,681,549 shares of the registrant’s common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant on this date, computed by reference to the last sales price on NASDAQ Global Market on that date, was $26,035,377, 2,074,532 shares at $12.55 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K — Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART I
Item 1. Business
General
Since being formed in February 2002, Heritage Financial Group (the “Company”) has not engaged in any business other than through our wholly owned subsidiary, HeritageBank of the South (“the Bank”), and the management of its cash and investment portfolio. We neither own nor lease any business property, but we use the premises, equipment and furniture of the Bank. We employ only persons who are executive officers of the Bank as our executive officers, and we also use the support staff of the Bank. We currently do not separately compensate any employees, although, in the future, we may hire additional employees if we expand our business at the holding company level.
The Company completed an initial public offering on June 29, 2005. It sold 3,372,375 shares of common stock in that offering for $10.00 per share. The Company’s employee stock ownership plan (the “ESOP”) purchased 440,700 shares with the proceeds of a loan from the Company. The Company received net proceeds of $32.4 million in the public offering, 50% of which was contributed to the Bank and $4.4 million of which was lent to the ESOP for its purchase of shares in the offering. The Company has issued 7,868,875 shares of common stock to Heritage, MHC (“MHC”), so that MHC owned 70% of its outstanding common stock. As of December 31, 2007, MHC owns approximately 73% of the Company.
The Bank was originally chartered in 1955 as a federal credit union, serving the Marine Corps Logistic Base in Albany, Georgia. Over the years, it evolved into a full-service, multi-branch community credit union in Dougherty, Lee, Mitchell and Worth counties. It was converted from a federal credit union charter to a federal mutual savings bank charter in July 2001. The objective of that charter conversion was to better serve customers and the local community though the broader lending ability of a savings bank and to expand our customer base beyond the limited field of membership permitted for credit unions. In February 2002, the Company was formed as part of a reorganization into a two-tier mutual holding company structure. On January 1, 2005, the Bank converted to a Georgia state-chartered stock savings bank.
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
The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market deposit and term certificate accounts and checking accounts. It solicits deposits in our market areas and, to a lesser extent, from brokered deposits.
Forward Looking Statements
This document, including information incorporated by reference, contains forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and identified in our filings with the Securities and Exchange Commission (“the SEC”) and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:
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
Market Area
We intend to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Albany, Georgia, and primarily serve Southwest Georgia through offices in Albany — Dougherty, Lee and Worth Counties, and North Central Florida through offices in Ocala — Marion County. We occasionally make loans beyond our market area to meet customer’s needs and develop business. As of June 30, 2007, we had a 15.5% market share of insured deposits in the Albany metropolitan statistic area, ranking us second among all insured depository institutions. In the Ocala metropolitan statistic area, we have less than one percent of all insured deposits, and rank twentieth among all depository institutions.
Southwest Georgia Market — Albany Metropolitan Statistic Area
The Southwest Georgia economy is historically based on manufacturing and agriculture, but it has become more service-oriented in the last two decades. Median household income and per capita income are below the state and national averages, reflecting the rural nature of the market and limited availability of high paying white collar and technical jobs. As of December 2007, our market area reported an unemployment rate of 5.1%, compared with the national average of 5.0%. Major employers in our market area include the Marine Corps Logistic Base, Phoebe Putney Memorial Hospital, Procter & Gamble, Cooper Tire & Rubber, Calltech Communications, Albany State University, Darton College, Palmyra Medical Centers, and Miller Brewing Company. This market has a population of approximately 165,000. Population growth in this area has remained relatively flat, with a 4.4% growth from 2000 to 2007. Over the next five years, the population is expected to grow 3.3%.
North Central Florida Market — Ocala Metropolitan Statistic Area
The North Central Florida market economy is a service based economy. The area is also known for its world-class equestrian training facilities and its booming retirement communities. Median household income and per capita income are below the state and national averages. However, due to the large retirement populations, much more of the income is disposable in nature compared to other markets. Top employers in the area include Munroe County Regional Medical Centers, Taylor, Bean & Whitaker Mortgage, Wal-Mart Stores, Emergency One and Closet Maid. The unemployment rate was 5.4% as of December 2007. This market has a population of approximately 330,000, and has experienced growth of 26.9% from 2000 to 2007. Over the next five years, the population is expected to grow 18.6%.

Expansion
On March 28, 2008, we announced our intentions to invest approximately $1 million, or just under 5%, in Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank being organized in Gainesville, Georgia. This investment is subject to several conditions, including the approval of a charter application with state and federal banking regulators, the bank’s commencement of operation, the bank meeting a minimum capitalization level and other customary conditions. This investment will provide us with the opportunity to further expand outside of Southwest Georgia. In addition to our investment in Chattahoochee, we expect to participate in loans generated by Chattahoochee that exceed their legal lending limits. We believe this structure will allow us to generate loan volume and exposure to Northeast Georgia without incurring building and personnel costs. Our Chief Executive Officer, O. Leonard Dorminey, will serve on Chattahoochee’s Board of Directors, Executive Committee and Loan Committee.
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
On-line Presence
The Company maintains a website at www.eheritagebank.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company currently makes available on or through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K or amendments to these reports, and all other Securities and Exchange Commission filings. These materials are also available free of charge on the Securities and Exchange Commission’s website at www.sec.gov.

Lending Activities
The following table presents information concerning the composition of the Bank’s loan portfolio in dollar amounts and in percentages (before deductions for allowances for losses) as of the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate
One- to four-family	$74,752	24.54%	$73,681	26.62%	$74,121	29.17%	$74,324	31.20%	$77,342	31.66%
Multi-family	12,297	4.04	16,913	6.11	15,918	6.26	17,049	7.16	17,013	6.96
Commercial	41,630	13.66	44,496	16.08	37,985	14.95	38,581	16.19	42,112	17.24
Farmland	4,818	1.58	2,642	0.95	—	—	—	—	—	—
Construction and Development	51,308	16.84	32,822	11.86	16,505	6.50	8,248	3.46	11,382	4.66

Total real estate loans	184,805	60.66	170,554	61.62	144,529	56.88	138,202	58.01	147,849	60.52

Other loans
Consumer loans:
Student	594	0.20	703	0.25	1,110	0.44	1,190	0.50	1,307	0.54
Automobile	47,718	15.66	46,331	16.74	50,137	19.73	47,455	19.92	44,280	18.13
Home equity	17,257	5.66	16,368	5.91	15,591	6.14	13,837	5.81	12,807	5.24
Other	9,377	3.08	8,812	3.19	9,058	3.56	9,212	3.87	9,534	3.90

Total consumer loans	74,946	24.60	72,214	26.09	75,896	29.87	71,694	30.09	67,928	27,81

Commercial business loans	44,922	14.74	34,008	12.29	33,686	13.26	28,346	11.90	28,520	11.67

Total other loans	119,868	39.34	106,222	38.38	109,582	43.12	100,040	41.99	96,448	39.48

Total loans	304,673	100.00%	276,776	100.00%	254,111	100.00%	238,240	100.00%	244,297	100.00%

Less allowance for loan losses	4,416		4,076		3,618		2,965		3,503

	$300,257		$272,700		$250,493		$235,275		$240,794

The following table shows the composition of the Bank’s loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed Rate Loans:
Real Estate
One- to four-family	$69,841	22.92%	$68,774	24.85%	$69,928	27.52%
Multi-family	7,178	2.36	14,542	5.25	15,113	5.95
Commercial	32,634	10.71	28,109	10.16	26,293	10.35
Farmland	3,337	1.10	670	0.24	—	—
Construction and development	13,903	4.56	14,025	5.07	8,299	3.27

Total real estate loans	126,893	41.65	126,120	45.57	119,633	47.08
Consumer	53,618	17.60	50,629	18.29	55,970	22.02
Commercial business	16,482	5.41	13,505	4.88	12,098	4.76

Total fixed-rate loans	196,993	64.66	190,254	68.74	187,701	73.86

Adjustable Rate Loans:
Real Estate One- to four-family	4,911	1.61	4,907	1.77	4,193	1.65
Multi-family	5,119	1.68	2,371	0.86	805	0.32
Commercial	8,996	2.95	16,387	5.92	11,692	4.60
Farmland	1,481	0.49	1,972	0.71	—	—
Construction and development	37,405	12.28	18,797	6.79	8,206	3.23

Total real estate loans	57,912	19.01	44,434	16.05	24,896	9.80
Consumer	21,328	7.00	21,585	7.80	19,926	7.84
Commercial business	28,440	9.33	20,503	7.41	21,588	8.50

Total adjustable rate loans	107,680	35.34	86,522	31.26	66,410	26.14

Total loans	304,673	100.00%	276,776	100.00%	254,111	100.00%

Less allowance for loan losses	4,416		4,076		3,618

Total loans, net	$300,257		$272,700		$250,493

The following schedule illustrates the contractual maturity of the Bank’s loan portfolio at December 31, 2007. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

Real Estate

One-to-Four Family		Multi-family		Commercial		Farmland		Construction		Consumer		Commercial Business		Total
	Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average		Average		Average		Average
Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
(Dollars in Thousands)

One year or less: (1)
$13,173	6.89%	$4,303	7.17%	$11,651	7.55%	$1,047	7.29%	$27,823	7.59%	$5,434	9.20%	$28,588	7.46%	$92,019	7.52%

One year through 5 years:
$30,084	7.57%	$7,994	7.10%	$21,606	7.71%	$3,771	7.50%	$22,583	7.46%	$50,897	8.17%	$14,376	7.63%	$151,312	7.75%

Five years and over:
$31,495	5.93%	$—	—%	$8,373	7.76%	$—	—%	$902	7.59%	$18,615	8.12%	$1,958	7.01%	$61,342	6.90%

Total:
$74,752		$12,297		$41,630		$4,818		$51,308		$74,946		$44,922		$304,673

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

Lending authority. The Bank has established lending limits for its officers. Lenders may make loans up to $250,000, based on the experience of the lender. The commercial manager may make and approve loans up to $500,000. The Chief Executive Officer of the Bank may approve loans up to $2.0 million, and the Senior Credit Officer may approve loans up to $2.0 million, in conjunction with the commercial manager. The Chief Executive Officer and the Senior Credit Officer may jointly approve loans up to $3.0 million and the Executive Loan Committee may approve loans up to $5.0 million. Loans over these amounts or outside our general underwriting guidelines must be approved by the board of directors.
We are subject to the lending limit established under Georgia law for loans to one borrower and the borrower’s related entities. See “How We Are Regulated — the Bank — Georgia Regulation.” Based on our capital level at December 31, 2007, the maximum amount under Georgia law that we could loan to any one borrower and the borrower’s related entities was $11.9 million for fully secured loans (including loans secured by real estate for which we have an independent appraisal) and $7.1 million for all other loans. Internally, we have set limits of $7.5 million for fully secured loans and $4.5 million for all other loans to any one borrower and the borrower’s related entities. These internal limits may be exceeded by approval of the board of directors.
Major loan customers. Our five largest lending relationships are with commercial borrowers and total $30.0 million in the aggregate, or 9.8% of our $304.7 million loan portfolio at December 31, 2007. The largest relationship consists of $7.4 million for a finance company secured by accounts receivable and real estate. The next four largest relationships at December 31, 2007, were $6.9 million to a retail pharmacy business primarily secured by real estate and inventory, $5.6 million for the purchase and development of real estate, $5.3 million for the construction and permanent financing of a hotel, and $4.8 million to a commercial aviation business. At December 31, 2007, we had 20 other lending relationships that exceeded $2.0 million, for a total of $60.0 million, or 19.7% of our total loan portfolio. One of these loan customers was on nonaccrual status as of December 31, 2007. The remainder of these loan relationships were current as of December 31, 2007. For further information on credit quality, see also the discussion under the headings “— Classified Assets” and “— Loan Delinquencies and Defaults” below.
One- to Four-Family Residential Real Estate Lending. We originate loans secured by first mortgages on one- to four-family residences in our lending area, and on occasion, outside our lending area for customers whose primary residences are within our lending area. The majority of these loans are originated for funding by another lender. During 2002 and 2003, this type of lending increased because of increased demand for refinancing and our decision, in 2003, to originate more fixed-rate residential loans for our portfolio. In 2004, this loan demand decreased, primarily due to a decrease in refinancing activity, and we reduced the amount of mortgage loans originated for our portfolio, though we continued to originate loans for funding by another lender. In 2005, we ceased originating 15- and 30- year one- to four-family residential loans for our own portfolio. At December 31, 2007, we had $74.8 million, or 24.5% of our loan portfolio in one- to four-family residential loans. Of these, $69.8 million were fixed-rate loans and $4.9 million were adjustable rate loans.
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
We currently originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Fixed-rate loans generally have a five-year term, with a balloon payment and a 15- to 30-year amortization calculation.
Adjustable-rate mortgage, or ARM, loans are generally offered with annual repricing with a maximum annual rate change of 1% and maximum overall rate change of 4%. We use a variety of indices to reprice our ARM loans. Our ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment of the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. Our ARM loans are written using generally accepted underwriting guidelines. ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default

We no longer originate one- to four-family loans that are assumable. However, our portfolio does contain one- to four-family loans that are assumable, subject to our approval, and may contain prepayment penalties. However, due to the generally large loan size, these loans may not be readily saleable to Freddie Mac or Fannie Mae, but are saleable to other private investors. Our real estate loans contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the collateral.
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
Commercial and Multi-Family Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, and a limited amount of small retail establishments, hotels, motels, warehouses and small office buildings located in our market areas. At December 31, 2007, multi-family and commercial real estate loans totaled $12.3 million and $41.6 million or 4.0% and 13.7%, respectively, of our gross loan portfolio.
Our loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate over a three-or five-year term with a balloon payment generally based on a 15 year amortization. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on our multi-family and commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan.
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
Construction and Development Lending. Our construction loan portfolio consists of loans for the construction of one- to four-family residences, multi-family residences and commercial properties. Construction lending generally affords us an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, construction loans are generally made with adjustable rates of interest for six- to nine-month terms, with interest-only payments due during the construction period. At December 31, 2007, we had $51.3 million in construction loans outstanding, representing 16.8% of our gross loan portfolio and consisting of $23.9 million in construction loans for one- to four-family residences and commercial properties being constructed and $27.4 million in acquisition and development loans to builders, developers and individuals, for the development of lots for future residential and commercial construction.
Construction loans also involve additional risks because funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan-to-value ratios. We fund our construction loans based on percentage of completion as determined by physical property inspections. Acquisition and development loans are required to be paid down as lots are sold, though on an accelerated basis so that we are repaid before all the lots are sold. See also the discussion under the headings “— Classified Assets” and “— Loan Delinquencies and Defaults” below.

Commercial Business Lending. At December 31, 2007, commercial business loans totaled $44.9 million or 14.7% of our gross loan portfolio. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than more traditional single family loans.
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
Consumer Lending. We offer a variety of secured consumer loans, including home equity lines of credit, new and used auto loans, boat and recreational vehicle loans, and loans secured by deposit accounts. We also offer a limited amount of unsecured loans. We originate our consumer loans primarily in our market areas. At December 31, 2007, our consumer loan portfolio totaled $74.9 million, or 24.6% of our gross loan portfolio.
Our home equity lines of credit totaled $17.3 million, and accounted for 5.7% of our gross loan portfolio at December 31, 2007. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. Home equity lines of credit generally have a 15-year draw period and require the payment of 1.5% of the outstanding loan balance per month during the draw period, which may be reborrowed at any time during the draw period. We also offer a 15-year home equity line of credit that requires interest-only payments for the first five years, then fully amortizing payments over the remaining 10 years of the loan. At December 31, 2007, unfunded commitments on home equity lines of credit totaled $11.0 million. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.
We originate auto loans on a direct and indirect basis. Auto loans totaled $47.7 million at December 31, 2007, or 15.7% of our gross loan portfolio, of which $15.8 million was direct loans and $31.9 million was indirect loans. We have relationships with approximately 50 car dealerships for indirect lending under an arrangement providing a reserve fee to the referring dealer. Most of our indirect car loans are made with three of these dealerships. This indirect lending is highly competitive; however, our ability to provide same day funding makes our product more competitive. Auto loans may be written for up to six years and usually have fixed rates of interest. Loan-to-value ratios are up to 100% of the sales price for new autos and 100% of retail value on autos, based on valuation from official used car guides.
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

Loan Originations, Purchases, Sales, Repayments and Servicing
We originate one- to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers. Walk-in customers and referrals from existing customers are also important sources of loan originations. Since our conversion to a federal thrift in 2001, we have been able to expand our target market to include individuals who were not members of the credit union and have increased the number and amount of commercial real estate and commercial business loan originations. Loan origination fees earned totaled $681,000, $508,000 and $516,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by competition and the interest rate environment. Loans and participations purchased must conform to our underwriting guidelines or guidelines acceptable to the management loan committee. Furthermore, during the past few years, we, like many other financial institutions, experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions, including ours, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.
We have agreements with mortgage lenders, pursuant to which we originate residential mortgage loans for these lenders in accordance with their policies, terms and conditions and forward the loan package to those lenders for funding. We charge the borrower an origination fee for processing the borrower’s application in accordance with the lender’s specifications. We also may earn a premium on these loans based on the difference between the rate on the loan and the lock-in rate accepted by the lender. During 2007, we originated $34.3 million of mortgage loans for these lenders and generated approximately $350,000 of loan origination fees on these loans.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees for late payments totaled $264,000, $172,000 and $157,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Asset Quality
When a borrower fails to make a required payment on a loan, we attempt to cure the delinquency by contacting the borrower. In the case of loans secured by residential real estate, a late notice is sent 15 and 30 days after the due date, and the borrower is contacted by phone beginning 16 days after the due date. When the loan is 31 days past due, a delinquency letter is mailed to the borrower. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the account becomes 60 days delinquent and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. If foreclosed, we take title to the property and sell it directly through a real estate broker.
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
Delinquent commercial business loans and loans secured by multi-family, farmland and commercial real estate are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. The collection department also works with the commercial loan officers to see that necessary steps are taken to collect delinquent loans. In addition, we have an officer loan committee that meets at least twice a month and reviews past due and criticized loans, as well as other loans that management feels may present possible collection problems. If an acceptable workout of a delinquent commercial loan cannot be agreed upon, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.

Delinquent Loans. At December 31, 2007, we had no loans that were past due sixty days or more and still accruing interest. As of that date, loans past due thirty to fifty-nine days totaled $2.0 million, or 0.7% of total loans.
Nonperforming Assets. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. At all dates presented, we had no accruing loans more than 90 days delinquent and no troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Nonaccruing Loans:
One- to four-family	$373	$—	$102	$62	$130
Multi-family	—	—	—	—	—
Commercial	35	—	241	201	—
Construction and development	2,357	61	—	—	—
Consumer	447	197	524	301	334
Commercial business	—	—	—	—	—

Total	3,212	258	867	546	464

Foreclosed Assets:
One- to four-family	—	—	44	127	337
Multi-family	—	—	—	—	—
Commercial	287	306	—	—	—
Construction and development	—	—	—	—	—
Consumer	78	16	15	74	85
Commercial business	—	—	—	—	—

Total	365	322	59	201	422

Total nonperforming assets	$3,577	$580	$929	$765	$886

Total as a percentage of total assets	0.76%	0.14%	0.25%	0.22%	0.26%

As of December 31, 2007, the level of nonperforming assets is attributable to our commercial and consumer lending activities. Commercial and consumer loans generally involve significantly greater credit risks than single-family residential lending. For a discussion of significant nonperforming assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this 10-K.
For the year ended December 31, 2007, there was approximately $66,200 gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms. No amount was included in interest income on these loans for this period.
Other Loans of Concern. In addition to the nonperforming assets set forth in the table above, as of December 31, 2007, there was also an aggregate of $3.1 million of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses.
Approximately $1.3 million of these loans of concern represent consumer bankruptcies. Bankruptcies are handled by our collection area. These loans are typically secured by adequate collateral, and repayment agreements have been established and followed. We charge off unsecured bankrupt accounts within 60 days of filing. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses.
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
When an institution classifies problem assets as either substandard or doubtful, it may establish specific allowances for these loans in an amount deemed prudent by management and approved by the board of directors. In addition, an institution is also required to develop general allowances. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance, which may order the establishment of additional general or specific loss allowances.
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2007, we had $6.4 million of our assets internally classified, of which $6.0 million is classified as substandard, $9,500 is classified as doubtful, and $365,000 is in other real estate and repossessions. The total amount classified represented 9.7% of our equity capital and 1.35% of our assets at December 31, 2007.

Provision for Loan Losses. We recorded a provision for loan losses for the year ended December 31, 2007 of $1.2 million, compared to $695,000 for the year ended December 31, 2006. The provision for loan losses is charged to income to provide adequate allowance for loan losses to reflect probable incurred losses based on the factors discussed below under “— Allowance for Loan Losses.” The provision for loan losses for the year ended December 31, 2007 was based on management’s review of such factors which indicated that the allowance for loan losses reflected probable incurred losses in the loan portfolio as of the year ended December 31, 2007. For a more detailed analysis of the increased provision for loan losses in 2007, see “Provision for Loan Losses” included in Item 7 of this 10-K.
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
At December 31, 2007, our allowance for loan losses was $4.4 million or 1.45% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolios. The allowance is discussed further in Notes 1 and 3 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this 10-K.

The following table sets forth an analysis of our allowance for loan losses.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Balance at beginning of period	$4,076	$3,618	$2,965	$3,503	$3,413

Charge-offs:
One- to four-family	55	—	27	60	62
Multi-family	—	—	—	—	—
Commercial real estate	29	—	—	369	—
Construction and development	435	31	—	—	—
Consumer	398	368	567	557	710
Commercial business	116	—	—	4	182

	1,033	399	594	990	954

Recoveries:
One- to four-family	—	—	8	1	2
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and development	—	—	—	—	—
Consumer	195	162	224	247	291
Commercial business	—	—	—	4	98

	195	162	232	252	394

Net charge-offs	838	237	362	738	560

Provision charged to operations	1,178	695	1,015	200	650

Balance at end of period	$4,416	$4,076	$3,618	$2,965	$3,503

Ratio of net charge-offs during the period to average loans outstanding during period	0.29%	0.09%	0.24%	0.30%	0.24%

Ratio of net charge-offs during the period to average nonperforming assets	36.12%	29.28%	43.46%	96.47%	63.21%

Allowance as a percentage of nonperforming loans	137.49%	1,582.00%	473.18%	525.71%	754.96%

Allowance as a percentage of total loans (end of period)	1.45%	1.47%	1.42%	1.24%	1.43%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2007			2006			2005			2004
			Percent			Percent			Percent			Percent
			of Loans			of Loans			of Loans			of Loans
		Loan	in Each		Loan	in Each		Loan	in Each		Loan	in Each
	Amount of	Amounts	Category	Amount of	Amounts	Category	Amount of	Amounts	Category	Amount of	Amounts	Category
	Loan Loss	By	to Total	Loan Loss	By	to Total	Loan Loss	By	to Total	Loan Loss	By	to Total
	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans
Secured by one-to four- family residential real estate	$553	$74,753	24.54%	$875	$73,681	26.62%	$983	$74,121	29.17%	$378	$74,324	31.20%
Secured by multi- family residential real estate	123	12,297	4.04	177	16,913	6.11	166	15,918	6.26	387	17,049	7.16
Secured by commercial real estate	847	41,630	13.66	925	44,496	16.08	711	37,985	14.95	713	38,851	16.19
Construction and develop ment	1,616	51,308	16.84	471	32,822	11.86	218	16,505	6.50	112	8,248	3.46
Farmland	42	4,818	1.58	32	2,642	0.95	—	—	—	—	—	—
Consumer	740	74,945	24.60	791	72,214	26.09	858	75,896	29.87	756	71,694	30.09
Commercial business	495	44,922	14.74	805	34,008	12.29	682	33,686	13.26	434	28,346	11.90
Unallocated	—	—	—	—	—	—	—	—	—	185	—	—

Total	$4,416	$304,673	100.00%	$4,076	$276,776	100.00%	$3,618	$254,111	100.00%	$2,965	$238,242	100.00%

Investment Activities
Georgia savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal, state and local agencies and jurisdictions, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, Georgia savings banks also may invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a Georgia savings banks is otherwise authorized to make directly. See “How We Are Regulated — HeritageBank of the South — Georgia Regulation” for a discussion of additional restrictions on our investment activities.
The Chief Financial Officer and Treasurer have the basic responsibility for the management of our investment portfolio. They consider various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases. In addition,
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset and Liability Management and Market Risk” in Item 7 of this 10-K.
Our investment securities currently consist of mortgage-backed securities, federal agency securities, preferred stocks, state and local government securities and corporate debt securities. See Note 2 of the Notes to Consolidated Financial Statements.

As a member of the Federal Home Loan Bank of Atlanta, we had $3.0 million in stock of the Federal Home Loan Bank of Atlanta at December 31, 2007. For the year ended December 31, 2007, we received $162,000 in dividends from the Federal Home Loan Bank of Atlanta.
The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. Our securities portfolio at December 31, 2007, did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2007		2006		2005
	Carrying	% of	Carrying	% of	Carrying	% of
	Value	Total	Value	Total	Value	Total
	(Dollars in Thousands)

Securities available for sale:
U. S. Government sponsored agencies	$14,996	13.90%	$29,439	34.81%	$14,044	21.65%
Corporate debt securities (1)	3,854	3.57	4,106	4.86	3,786	5.84
Mortgage-backed securities	55,599	51.55	28,044	33.16	31,098	47.94
State, county and municipal securities (2)	31,878	29.55	16,316	19.29	6,869	10.59
Equity and other	1,540	1.43	6,667	7.88	9,069	13.98

	$107,867	100.00%	$84,572	100.00%	$64,866	100.00%

Other earning assets:
Interest-bearing deposits with banks	$380	2.13%	$2,154	12.43%	$1,387	12.46%
Federal funds sold	14,505	81.24	12,677	73.15	6,820	61.25
FHLB stock	2,970	16.63	2,499	14.42	2,927	26.29

	$17,855	100.00%	$17,330	100.00%	$11,134	100.00%

(1)	Includes $1.9 million in debt securities with below investment grade ratings

(2)	Includes $3.9 million in securities not rated

The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock, as of December 31, 2007 are indicated in the following table. Yields on tax exempt obligations have been computed on a tax equivalent basis.

	Less than One Year		One to Five Years		Over Five to Ten Years		Over Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value

Securities Available for Sale:
U.S. government and agency securities	$—	—%	$1,497	4.15%	$2,995	5.65%	$10,477	6.30%	$14,969	5.96%	$14,996
Corporate debt securities	—	—	2,238	6.00	1,000	6.98	1,215	7.12	4,453	6.53	3,854
Mortgage-backed securities	—	—	135	4.54	8,193	4.54	47,438	5.36	55,766	5.24	55,599
State, county and municipal	4,381	5.47	977	5.02	1,887	6.10	25,747	5.78	32,992	5.70	31,878
Equity and other	—	—	—	—	—	—	1,924	6.02	1,924	6.02	1,540

Total investment securities	$4,381	5.47%	$4,847	5.16%	$14,075	5.16%	$86,801	5.64%	$110,104	5.54%	$107,867

Sources of Funds
General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.
Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings and checking accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits primarily in our market areas and rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. In addition, we solicit brokered deposits when terms and rates are more favorable than those in the markets we serve. At December 31, 2007, we had $64.9 million in brokered deposits, of which $15.0 million were money market deposits from a broker/ dealer, and $49.9 million were in short term certificates of deposit.
The flow of deposits is influenced significantly by general economic conditions, changes prevailing interest rates and competition. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset and liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.
Under regulations of the Board of Governors of the Federal Reserve System, we are required to maintain noninterest bearing reserves at specified levels against our transaction accounts, primarily checking and NOW accounts. At December 31, 2007, the Bank was in compliance with these Federal Reserve requirements and, as a result, would have been deemed to be in compliance with a similar reserve requirement under Georgia law.

The following tables set forth the average dollar amount of deposits in the various types of interest-bearing deposit programs we offered during the years indicated and the average rate paid on these accounts.

	December 31,
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in Thousands)

Interest bearing deposits:

Interest bearing demand	$37,217	0.99%	$37,891	0.83%	$46,062	0.75%
Savings and money market accounts	119,544	2.85	89,285	1.50	88,624	0.91
Retail time deposits	128,162	4.92	111,299	4.10	—	—
Wholesale time deposits	14,466	5.37	158	6.27	97,457	2.96

Total interest bearing deposits	$299,389	3.63%	$238,633	2.61%	$232,143	1.73%

Time deposits

	Maturity as of December 31, 2007
	3 Months	Over 3-6	Over 6-12	Over 12
	or Less	Months	Months	Months	Total
	(In Thousands)
Time deposits of less than $100,000	$34,102	$21,346	$21,409	$16,501	$93,358
Time deposits of $100,000 or more	31,146	10,933	31,928	6,693	80,700

Total time deposits	$65,268	$32,279	$53,337	$23,194	$174,058

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
We may obtain advances from the Federal Home Loan Bank of Atlanta upon the security of certain of our mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. At December 31, 2007, we had $50.0 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $33.9 million from the Federal Home Loan Bank of Atlanta.
We also have the ability to borrow up to $17.9 million from correspondent banks, pursuant to renewable lines of credit. We do not expect to utilize this source for funds for long term financing needs prior to utilizing all borrowing capacity at the Federal Home Loan Bank of Atlanta.
The Bank is authorized to borrow from the Federal Reserve Bank of Atlanta’s “discount window” after it has exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings. We have never borrowed from our Federal Reserve Bank.

The following table sets forth the maximum month-end balance and average balance of borrowings for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(Dollars In Thousands)

Maximum Balance
Federal Home Loan Bank advances	$50,000	$50,000	$51,000

Average Balance
Federal Home Loan Bank advances	$44,521	$46,134	$45,821

Average interest rate paid during the year	4.56%	4.21%	4.15%

End of Year Balance
Federal Home Loan Bank advances	$50,000	$40,000	$50,000

Weighted average interest rate of Federal Home Loan Bank advances	4.67%	4.41%	4.40%

Subsidiary and Other Activities
The Bank is engaged in the sale of securities and insurance products to customers through an agreement with a third-party broker-dealer, at a location separate from any of our deposit-taking facilities. During the year ended December 31, 2007, we earned $951,000 in fees and commissions from this activity. This activity is conducted in accordance with applicable provisions of federal and state insurance and securities laws.
The Bank has one active subsidiary, Heritage Real Estate Holdings, which owns 50 percent of an office building, a portion of which is used by us for the conduct of our sale of securities and insurance products.
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

Georgia Regulation. The Bank is subject to extensive regulation and supervision by the Georgia Department of Banking and Finance, including the ability to initiate enforcement actions. The Georgia Department of Banking and Finance regularly examines the Bank, often jointly with the FDIC. As a Georgia savings bank, we are required to have no more than 50% of our assets in commercial real estate and business loans. We are in compliance with this requirement. Our lending and investment authority and other activities are governed by Georgia law and regulations and polices of the Georgia Department of Banking and Finance. We are subject to a statutory lending limit for aggregate loans to one person or a group of persons combined because of certain common interests. That limit is 15% of our statutory capital base, except for loans fully secured by good collateral or ample security, which includes real estate with an independent appraisal, in which case that limit is increased to 25%. Our statutory capital base consists of our stock, paid-in-capital and surplus, capital debt and appropriated retained earnings, which is that portion of our retained earnings designated by the board of directors as not available for dividends. We have not appropriated any retained earnings. Our lending limit to a single borrower under Georgia law as of December 31, 2007 was $11.9 million secured and $7.1 million unsecured. We have no loans in excess of our lending limit. Georgia law also limits our ability to invest in real estate, including a limit on fixed assets of 60% of our statutory capital base, except for temporary grants of authority to exceed that limit granted by the Department of Banking and Finance.
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
Under federal law, if the Bank fails the qualified thrift lender test, the Company and MHC must obtain the approval of the Office of Thrift Supervision prior to continuing, directly or through other subsidiaries, any business activity other than those approved for multiple savings association holding companies or their subsidiaries. In addition, within one year of such failure, MHC and the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The qualified thrift lender test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2007, the Bank met the test.
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
The capital standards require Tier 1 capital equal to at least 3.0% of total assets for the strongest institutions with the highest examination rating and 4.0% of total assets for all other institutions, unless the FDIC requires a higher level based on the particular circumstances or risk profile of the institution. Tier 1 capital generally consists of equity capital, with certain adjustments, including deducting most intangibles. At December 31, 2007, the Bank had $1.0 million in intangibles included in Tier 1 capital. At December 31, 2007, the Bank had Tier 1 capital equal to $55.8 million, or 12.6% of total average assets, which is $38.1 million above the minimum requirement of 4.0%.

The FDIC also requires the Bank to have Tier 1 capital of at least 4.0% of risk weighted-assets and total capital of at least 8.0% of risk-weighted assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. Total capital consists of Tier 1 capital, as defined above, and Tier 2 capital, which consists of certain permanent and maturing capital instruments that do not qualify as Tier 1 capital and of the allowance for possible loan and lease losses up to a maximum of 1.25% of risk-weighted assets. Tier 2 capital may be used to satisfy these risk-based requirements only to the extent of Tier 1 capital. At December 31, 2007, the Bank had $351.1 million in risk-weighted assets, $60.2 million in Tier 2 capital and $55.9 million in total capital. The FDIC is authorized to require the Bank to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities. On December 31, 2007, the Bank had Tier 1 capital of 15.9% of risk-weighted assets and Tier 2 capital of 17.1% of risk-weighted assets. These amounts were $41.8 million and $32.1 million, respectively, above the 4.0% and 8.0% requirement.
The FDIC is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet their capital requirements. The FDIC is generally required to take action to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4% leverage capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% total risk-based capital ratio. Any such institution must submit a capital restoration plan and until such plan is approved by the FDIC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The FDIC is authorized to impose the additional restrictions.
Any institution that fails to comply with its capital plan or has Tier 1 risk-based or leverage capital ratios of less than 3% or a total risk-based capital ratio of less than 6.0% is considered “significantly undercapitalized” and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution with tangible equity to total assets of less than 2% is “critically undercapitalized” and becomes subject to further mandatory restrictions on its. The FDIC generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the FDIC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.
Institutions with at least a 4% leverage capital ratio, a 4% Tier 1 risked-based capital ratio and an 8.0% total risk-based capital ratio are considered “adequately-capitalized.” An institution is deemed “well-capitalized” institution if it has at least a 5% leverage capital ratio, a 6% Tier 1 risked-based capital ratio and an 10.0% total risk-based capital ratio. At December 31, 2007, the Bank was considered a “well-capitalized” institution.
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

In addition, MHC may elect to waive its pro rata portion of a dividend declared and paid by the Company after filing a notice with and receiving no objection from the Office of Thrift Supervision. During 2007, MHC waived its dividends except for $42,900 needed to pay regulatory and operating expenses. We anticipate that MHC subject to its own need for capital and funds, will waive dividends paid by the Company. The interests of other stockholders of the Company who receive dividends are not diluted by any waiver of dividends by MHC in the event of a full stock conversion.
Federal Taxation
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
Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2007, the Bank had no net operating loss carryforwards for federal income tax purposes.
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
State Taxation
The Company and the Bank are subject to Georgia and Florida corporate income tax, which is assessed at the rate of 6%. For this purpose, taxable income generally means federal taxable income subject to certain modifications provided for in Georgia and Florida law.
The Company and the Bank also are subject to Georgia business occupation taxes computed on gross receipts after deducting exempt income and interest paid on deposits and other liabilities. These taxes are assessed by state, county and city municipalities in Georgia. The tax rates assessed vary from one municipality to another. The total occupation taxes paid in 2007 amounted to $144,000.
Employees
At December 31, 2007, we had a total of 125 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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
Our multi-family, commercial real estate and commercial business loans accounted for approximately 32.4% of our total loan portfolio as of December 31, 2007. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one-to-four family, owner-occupied residential properties. In addition, we plan to increase our emphasis on multi-family, commercial real estate and commercial business lending. Because of our planned increased emphasis on and increased investment in multi-family and commercial real estate and commercial business lending, it may become necessary to increase the level of our provision for loan losses, which could decrease our net profits.
We have increased, and intend to continue to increase residential and commercial construction lending activities, which will increase the risk in our loan portfolio.
Our construction and land loan portfolio represented 16.8% of our total loan portfolio at December 31, 2007. Generally, we consider construction loans to involve a higher degree of risk than one-to-four family residential loans, because funds are advanced on the security of projects under construction and of uncertain value until completed. We intend to increase our residential and commercial construction lending, to the extent opportunities are available in our market area and meet our underwriting criteria. This increased emphasis on construction lending, particularly on commercial projects, may require us to increase the level of our provision for loan losses, which could decrease net profits.
If economic conditions deteriorate, our results of operations and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases.
Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates that cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because the majority of our borrowers are individuals and businesses located and doing business in the Georgia counties of Dougherty, Lee and Worth, and the Florida county of Marion, our success will depend significantly upon the economic conditions in those and the surrounding counties. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution more able to spread these risks of unfavorable local economic conditions across a large number of diversified economies. In addition, at December 31, 2007, approximately 66.3% of our total loans were secured by real estate. Accordingly, decreases in real estate values could adversely affect the value of collateral securing our loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans. In this regard, a substantial majority of our loans are to individuals and businesses in Southwest Georgia and North Central Florida. These factors could expose us to an increased risk of loan defaults and losses and have an adverse impact on our earnings.
If our allowance for loan losses is not sufficient to cover actual loan losses, or if credit delinquencies increase, our earnings could decrease.
Like other financial institutions, we face the risk that our customers will not repay their loans, that the collateral securing the payment of those loans may be insufficient to assure repayment, and that we may be unsuccessful in recovering the remaining loan balances. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover any loan losses which may occur. In determining the size of the allowance, we also rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, delinquencies and non-accruals, national and local economic conditions and other pertinent information. Material additions to our allowance could materially decrease our net income. Furthermore, if those established loan loss reserves are insufficient and we are unable to raise revenue to compensate for these losses, such losses could have a material adverse effect on our operating results. Our allowance for loan losses was 1.45% of total loans and 137.5% of non-performing loans at December 31, 2007. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds. As of December 31, 2007, we believe that the current allowance level is our best estimate of losses inherent in our loan portfolio.

Strong competition within our market area may limit our growth and profitability.
Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our markets.
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
Our common stock is listed for trading on the NASDAQ Global Market under the symbol “HBOS”. The trading volume in our common stock has been relatively low when compared with larger companies listed on the NASDAQ Global Market or other stock exchanges. We cannot say with any certainty that a more active and liquid trading market for our common stock will develop. Because of this, it may be more difficult for you to sell a substantial number of shares for the same price at which you could sell a smaller number of shares. We, therefore, can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.
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
MHC is required by the regulations of the Office of Thrift Supervision to own more than half of our common stock of Heritage Financial Group. At December 31, 2007, MHC owned approximately 73% of our shares. The board of directors of MHC has the power to direct the voting of this stock. Depositors of the Bank, who elect the board of MHC, generally have assigned this right of election to the board by proxy. Therefore, the board of MHC will control the results of most matters submitted to a vote of stockholders of the Company. We cannot assure you that the votes cast by MHC will be in the personal best interests of our public stockholders.
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
Item 2. Description of Properties
At December 31, 2007, we had five full-service offices owned by the Bank and one leased facility in the Southwest Georgia market. We have one leased facility in the Ocala, Florida market and in January 2008, we opened a second full service location in Ocala, Florida. We have also purchased a building in Ocala which we are renovating. We expect to open a full service branch at this location in late spring 2008. At that time, we do not expect to continue to operate a branch at our leased facility in Ocala.
Our subsidiary, Heritage Real Estate Holdings, Inc., owns 50% of a 21,000 square foot office building, 1,800 square feet of which is used by the Bank for its brokerage services. We are currently in negotiations to sell our interest in this building. We expect the sale to take place in the second quarter of 2008.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Market and Dividend Information
The Company completed its initial public stock offering on June 29, 2005, and its common stock is traded on the NASDAQ Global Market under the symbol HBOS. As of March 28, 2008, the Company estimates that it had approximately 1,500 stockholders, including approximately 800 beneficial owners holding shares in nominee or “street” name. The following table sets forth the high and low common stock prices in 2007 and 2006.

			Dividends
			Paid
	High	Low	Per Share
2007
First quarter	$16.75	$15.39	$0.06
Second quarter	16.81	14.81	0.06
Third quarter	15.25	11.56	0.06
Fourth quarter	14.46	11.00	0.06
2006
First quarter	$12.30	$10.82	$0.05
Second quarter	13.45	12.01	0.05
Third quarter	15.74	13.05	0.05
Fourth quarter	17.00	15.00	0.05
The Board of Directors of the Company commenced cash dividend payments to stockholders on October 24, 2005. The initial dividend rate was set at $0.05 per common share. MHC, which owns 73% of the Company’s common shares, waived its right to receive cash dividends in 2005 and 2006. During 2007, MHC waived dividends on all but $42,900, which it needed for regulatory fees and operating expenses. Our cash dividend policy is continually reviewed by management and the Board of Directors. The Company intends to continue its policy of paying quarterly dividends; however, these payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Company’s financial condition, results of operations and the Bank’s ability to pay dividends to the Company. The Company relies significantly upon such dividends from the Bank to accumulate earnings for payment of cash dividends to the stockholders. In January 2007, the Company increased its quarterly dividend to $0.06 per share. In January 2008, the Company increased its dividend to $0.07 for the first quarter. For information regarding restrictions on the payment of dividends by the Bank to the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” in this Annual Report. See also Note 16 of Notes to Consolidated Financial Statements.

The Company adopted an equity incentive plan providing for the issuance of stock options, restricted stock, and stock appreciation rights. This plan was approved and became effective on May 17, 2006. The following table includes certain information with respect to the awards and this equity incentive plan as December 31, 2007:

	Number of		Number of
	securities		securities
	to be issued	Weighted	remaining
	upon	average	available for
	exercise of	exercise price	future
	outstanding	of outstanding	issuance
	options,	options,	under equity
	warrants	warrants and	compensation
	and rights	rights	plans

Equity compensation plans approved by security holders	474,605	$12.60	67,016
Equity compensation plans not approved by security holders	—	—	—

Total	474,605	$12.60	67,016

Information on the shares purchased during the fourth quarter of 2007 is as follows:

			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	may yet be
	Total		Publicly	Purchased
	Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
	Purchased	Paid Per Share	Programs	Programs

October	—	$—	—	238,894
November	—	—	—	238,894
December	—	—	—	238,894

Total	—	$—	—	238,894

On February 19, 2008, the Company announced that its Board of Directors had extended for one year the Company’s existing stock repurchase program. Under the extended program, the Company is authorized to purchase up to 143,394 shares, or approximately 5% of its currently outstanding publicly held shares of common stock. Through March 27, 2008, the Company has purchased 151,740 shares at a weighted average price of $12.68 per share for a total of $1.9 million. As of March 27, 2008, the Company had 87,154 shares that may be purchased under the current authorization. The repurchases may be made from time to time in open-market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions. The new program will expire in February 2009 unless completed sooner or otherwise extended.

Item 6. Selected Financial Data
Selected Consolidated Financial Information

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Selected Financial Condition Data:

Total assets	$468,672	$413,330	$363,797	$343,468	$335,668
Loans, net	300,257	272,700	250,493	235,275	240,794
Securities available for sale, at fair value:
U.S. government and agency securities	14,996	29,439	14,044	11,528	8,960
Corporate debt securities	3,854	4,106	3,786	4,364	2,965
Mortgage-backed securities	55,598	28,044	31,098	26,478	24,481
State, county and municipal	31,878	16,316	6,869	8,874	7,210
Equity and other investments	1,540	6,667	9,069	8,044	7,896
Federal Home Loan Bank stock, at cost	2,970	2,499	2,927	2,957	2,000
Deposits	330,629	299,189	238,640	248,543	255,321
Federal Home Loan Bank advances and other borrowings	50,000	40,000	50,000	51,000	40,000
Total equity	65,592	62,808	68,983	39,134	36,987

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Selected Operations Data:

Total interest income	$27,997	$22,609	$19,243	$17,780	$18,720
Total interest expense	13,462	8,377	5,935	4,898	5,853

Net interest income	14,535	14,232	13,308	12,882	12,867
Provision for loan losses	1,178	695	1,014	200	650

Net interest income after provision for loan losses	13,357	13,537	12,294	12,682	12,217

Fees and service charges	5,129	4,121	3,836	3,932	2,969
Gain (loss) on sales of investment securities	(355)	(59)	(5)	139	403
Other noninterest income	1,916	1,548	1,504	1,384	1,589

Total noninterest income	6,690	5,610	5,335	5,455	4,961
Total noninterest expense	17,976	16,060	13,584	13,054	13,849

Income before taxes and extraordinary items	2,071	3,086	4,045	5,083	3,329
Income tax provision (benefit)	(850)	732	1,095	1,550	1,053

Net income	$2,921	$2,354	$2,950	$3,533	$2,276

	Year Ended December 31,
	2007	2006	2005	2004	2003

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets	0.66%	0.63%	0.83%	1.04%	0.70%
Return on equity	4.55%	3.44%	5.18%	9.28%	6.39%
Dividend payout ratio	26.12%	28.64%	16.13%	—	—

Interest Rate Spread Information:
Average during period	3.22%	3.50%	3.86%	4.08%	4.14%
End of period	3.22%	3.72%	3.97%	3.92%	4.24%
Net interest margin(1)	3.70%	4.19%	4.15%	4.23%	4.31%
Operating expense to average total assets	4.05%	4.29%	3.81%	3.84%	4.28%
Average interest-earning assets to average interest-bearing liabilities	114.66%	116.64%	115.95%	110.10%	108.63%
Efficiency ratio(2)	84.69%	80.94%	72.86%	71.19%	77.68%

Asset Quality Ratios:
Nonperforming assets to total assets at end of period	0.76%	0.14%	0.25%	0.22%	0.26%
Nonperforming loans to total loans	1.05%	0.09%	0.33%	0.24%	0.19%
Allowance for loan losses to nonperforming loans	137.49%	1582.00%	473.18%	525.71%	754.96%
Allowance for loans losses to net loans	1.45%	1.47%	1.44%	1.24%	1.43%
Net charge offs to average loans outstanding	0.29%	0.09%	0.15%	0.30%	0.24%

Capital Ratios:
Equity to total assets at end of period	14.00%	15.22%	18.96%	11.39%	11.02%
Average equity to average assets	14.47%	18.29%	15.98%	11.21%	11.02%

Other Data:
Number of full-service offices	7	7	6	6	7

(1)	Net interest income divided by average interest-earning assets.

(2)	Total noninterest expense as a percentage of net interest income plus non-interest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Heritage Financial Group is the parent holding company of HeritageBank of the South. The Company is in a mutual holding company structure and 73% of its outstanding common stock is owned by Heritage, MHC, a federal mutual holding company.
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
     2. Indirect Auto Lending: We provide automobile loans to customers through long-standing relationships with a number of automobile dealerships throughout southern Georgia. While indirect lending is highly competitive, our ability to provide same-day funding makes our product attractive.
     3. Retail Banking: We operate a network of six branch offices located in Dougherty, Lee and Worth counties and one branch located in Ocala, Florida. Each office is staffed with knowledgeable banking professionals who strive to deliver quality service.
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
We continue to implement this business strategy. A critical component of this strategy includes increasing our commercial loan portfolio. During 2007, our commercial real estate, nonresidential, business and multifamily loans increased $24.1 million or 18.4% to $155.0 million. Our ability to continue to grow our commercial loan portfolio is an important element of our long term business strategy. Commercial loans are considered to entail greater risks than one- to four-family residential loans.
Another key component of our business strategy is the expansion of our operations beyond the Southwest Georgia market. On August 8, 2006, we commenced operating a branch in Ocala, Florida. As of December 31, 2007, we had approximately $26.6 million in loans and $24.6 million in deposits generated in our North Central Florida market. Operating a branch outside of the Southwest Georgia market subjects us to additional risk factors. These risk factors include, but are not limited to the following: management of employees from a distance, lack of knowledge of the local market, additional credit risks, logistical operational issues, and time constraints of management. These risk factors, as well as others we have not specifically identified, may affect out ability to successfully operate outside of our current market area.
Our net interest income is affected by market interest rate changes. In September 2007, the Federal Reserve began lowering interest rates. Through March 18, 2008, the Federal Reserve has cut rates six times for a total of 300 basis points. Our assets generally reprice faster than our liabilities. As rates decrease, our net interest income decreases. Our net interest margin decreased 54 basis points in 2007. If rates continue to drop or remain level, we expect our net interest margin to decrease in 2008.
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

To manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to understand, measure, monitor, and control the risk. These policies are designed to allow us to implement strategies to minimize the effects of interest rate changes to net income and capital position by properly matching the maturities and repricing terms of our interest earning assets and interest bearing liabilities. These policies are implemented by the risk management committee, which is composed of senior management and board members. The risk management committee establishes guidelines for and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity requirements. The objectives are to manage assets and funding sources to produce results that limit negative changes in net income and capital while supporting liquidity, capital adequacy, growth, risk and profitability goals. Senior managers oversee the process on a daily basis. The risk management committee meets quarterly to review, among other things, economic conditions and interest rate outlook, current and projected needs and capital position, anticipated changes in the volume and mix of assets and liabilities, interest rate risk exposure, liquidity position and net portfolio present value. The committee also recommends strategy changes, as appropriate, based on their review. The committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the board of directors on a quarterly basis.
In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:
•	Limiting the percentage of long-term fixed-rate loans within our portfolio;

•	Originating a mix of variable-rate and shorter term fixed-rate loans;

•	Originating prime-based home equity lines of credit;

•	Managing deposit relationships for stability and a lower cost of funds position;

•	Using Federal Home Loan Bank advances and other funding sources to align maturities and repricing terms of funding sources with loans; and

•	Continuing the origination of consumer loans.
The risk management committee has oversight over the asset-liability management of the Company. This committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net income and the market value of portfolio equity. Market value of portfolio equity is a measurement of the value of the balance sheet at a fixed point in time. It is summarized as the fair value of assets less the fair value of liabilities. The committee reviews computations of the value of capital at current interest rates and alternative interest rates. The variance in the net portfolio value between current interest rate computations and alternative rate computations represents the potential impact on capital if rates were to change.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006
Total assets increased $55.3 million, a 13.4% increase from December 31, 2006, to $468.7 million at December 31, 2007. The increase was due to growth in investments and loans, funded by growth in deposits.
Total interest earning assets increased $51.2 million or 13.6% to $427.4 million at December 31, 2007, from $376.2 million at December 31, 2006. Gross loans increased $27.9 million or 10.1% to $304.7 million at December 31, 2007, compared with $276.8 million at December 31, 2006. Investment securities increased $23.3 million or 27.6% to $107.9 million at December 31, 2007. This increase was due primarily to transactions the Company undertook to lock in long term interest rates in anticipation of a lower interest rate environment. We feel these transactions will better mitigate the Company’s overall interest rate risk in flat or falling interest rate environments. Other earning assets, consisting of interest bearing deposits and federal funds sold remained flat over the prior year.
Total liabilities increased $52.6 million or 5.0% to $403.1 million at December 31, 2007, compared with $351.0 million at December 31, 2006. This increase was due primarily to the increase in interest bearing liabilities, which increased $45.0 million or 13.6%, to $374.9 million at December 31, 2007, from $329.9 million at December 31, 2006. Deposits ended the year at $330.6 million, up 10.5% or $31.4 million from December 31, 2006. This increase was attributable to our geographic expansion efforts, as well as a focus on attracting core deposits. In addition, we increased brokered deposits during 2007 by $24.1 million. Total borrowings amounted to $50.0 million at December 31, 2007, an increase of $10.0 million or 25.0% from December 31, 2006. In addition, we increased federal funds purchased and securities sold under agreements to repurchase by $9.8 million. The increase in these borrowings allowed us to better position our balance sheet for a falling interest rate environment.
Total equity increased $2.8 million or 4.4% to $65.6 million at December 31, 2007. Net income of $2.9 million, the allocation and compensation expense of ESOP shares totaling $651,000, stock-based compensation of $812,000, the exercise of stock options of $115,000, excess tax benefits related to stock-based compensation of $65,000 and issuance of common stock of $5,000 added to our equity position. Other comprehensive loss of $205,000, purchase of treasury stock of $816,000 and dividends of $763,000 decreased our equity position.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Yields on tax-exempt obligations have been computed on a tax equivalent basis. Nonaccruing loans have been included in the table as loans carrying a zero yield. Prior year balances have been adjusted in order to compute yields on a tax equivalent basis.

	Year Ended December 31,
	2007				2006				2005
	(Dollars in Thousands)
	Average		Interest		Average		Interest		Average		Interest
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate	Balance		Paid	Rate

Interest-Earning Assets:
Loans	$291,438		$22,160	7.61%	$264,366		$19,123	7.23%	$244,687		$16,203	6.62%
Taxable investment securities	79,205		4,220	5.33	55,902		2,660	4.76	58,200		2,479	4.26
Tax exempt investment securities	25,798		1,044	6.13	7,077		273	5.85	6,969		275	5.97
Federal funds sold	10,456		544	5.20	10,154		496	4.88	9,218		245	2.77
Interest bearing deposits with banks	652		29	4.39	1,064		57	5.35	1,192		41	3.40

Total interest-earning Assets	407,549		27,997	7.01	338,563		22,609	6.72	320,266		19,243	6.07

Interest-Bearing Liabilities:
Interest bearing demand	37,217		368	0.99	37,891		313	0.83	46,062		345	0.65
Savings and money market	119,544		3,407	2.85	89,285		1,337	1.50	88,624		804	0.88
Retail time deposits	128,162		6,307	4.92	111,299		4,562	4.10	97,457		2,883	2.96
Wholesale time deposits	14,466		776	5.37	158		10	6.27	—		—	—
Borrowings	56,014		2,604	4.65	47,196		2,155	4.57	45,821		1,903	4.13

Total interest-bearing liabilities	355,403		13,462	3.79	285,828		8,377	2.93	277,964		5,935	2.07

Net interest income			$14,535				$14,232				$13,308

Net interest rate spread				3.22%				3.79%				4.00%

Net earning assets	$52,146				$52,734				$42,302

Net interest margin				3.70%				4.25%				4.18%

Average interest-earning assets to average interest-bearing liabilities	1.15	x			1.18	x			1.15	x

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

	Year Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans	$2,015	$1,022	$3,037	$1,359	$1,561	$2,920
Taxable investment securities	1,212	348	1,560	(57)	238	181
Tax exempt investment securities	757	14	771	6	(8)	(2)
Federal funds sold	15	33	48	41	210	251
Interest bearing deposits with banks	(19)	(9)	(28)	(5)	21	16

Total interest-earning assets	$3,980	$1,408	5,388	$1,344	$2,022	3,366

Interest-bearing liabilities:
Interest bearing demand	$(6)	$61	55	$(114)	$81	(33)
Savings and money market	566	1,504	2,070	(21)	555	534
Retail time deposits	752	993	1,745	450	1,229	1,679
Wholesale time deposits	768	(8)	766	10	—	10
Borrowings	445	4	449	53	199	252

Total interest-bearing liabilities	$2,525	$2,560	5,085	$378	$2,064	2,442

Net interest income			$303			$924

Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006
General
Our net income increased by $567,000 or 24.1% to $2.9 million compared to $2.4 million for the year ended December 31, 2006. Basic and diluted net income per share increased 27.3% or $0.06 per share to $0.28 per share for December 31, 2007, compared with $0.22 at December 31, 2006. An increase in net interest income of $303,000 along with an increase in noninterest income of $1.1 million added to income, while an increase in the provision for loan losses of $483,000, and noninterest expense of $1.9 million decreased earnings. Taxes decreased $1.6 million due to a reversal of a contingent tax liability during 2007.
Further explanations of these changes are discussed in more detail in the following sections.
Net Interest Income
Net interest income increased $303,000 or 2.1% to $14.5 million compared with $14.2 million for the 12 months ending 2006. Our net interest spread decreased 56 basis points to 3.22% compared with 3.78% during the year earlier period. The net interest margin decreased 55 basis points to 3.70% versus 4.25% during the same period in 2006. Average interest earning assets increased $69.0 million or 20.4% to $407.6 million compared with $338.6 million during the year-earlier period. Average interest bearing liabilities increased $69.6 million to $355.4 million compared with $285.8 million at December 31, 2006.
The Federal Reserve Board lowered the targeted federal funds rate 50 basis points to 4.75% on September 18, 2007. In the meetings that have followed, the Federal Reserve Board has lowered the targeted federal funds rate another 250 basis points through March 18, 2008. If rates remain flat or decline, our ability to grow net interest income will be based on our ability to grow interest earning assets. If we are unable to grow interest earning assets at a sufficient rate, our net interest income could decline.
Provision for Loan Losses
We recorded a provision for loans losses of $1.2 million in 2007 compared with $695,000 for the prior-year period. Net charge-offs of $838,000 added to the increase in reserve requirement for 2007. Non-performing loans increased $3.0 million to $3.2 million at December 31, 2007, compared with $258,000 at December 31, 2006. The ratio of non-performing loans to total loans increased to 1.05% compared with 0.09% at December 31, 2006. The allowance for loan losses as a percentage of total loans decreased by one basis point to 1.45% compared with 1.47% at December 31, 2006.
The bulk of our non-performing loans is a $2.4 million loan on a development in the Florida panhandle. This development consists of 24 lots and 17 completed homes. This loan was a participation purchased from a lender in that market. We are currently working through the process of foreclosing on this property. During 2007, we charged off $400,000 on this loan. As we foreclose on this property, we will incur significant legal and operating costs. Although we believe this loan is now written down to the market value of the collateral, we cannot be assured that we will recover this amount. In addition, the real estate market in Florida panhandle has slowed significantly, and we are uncertain of the amount of time it will take to liquidate this property.
Our internal loan review process seeks to identify loans with potential credit problems prior to any default. During 2007, we have seen a general deterioration in the economic condition of our borrowers. At December 31, 2007, we had identified loans totaling $13.4 million, or 4.4% of our portfolio that had problems or potential problems. This compares to $7.0 million, or 2.5% of our portfolio as of December 31, 2006. If economic conditions worsen, we expect to continue to see this trend to continue.
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

Noninterest Income
A summary of noninterest income follows:

	For the Years Ended,
	2007	2006	$ Chg	% Chg
		(Dollars in Thousands)

Service charges on deposit accounts	$3,929	$3,159	$770	24.4%
Other service charges, commissions and fees	1,200	961	229	24.9%
Brokerage fees	951	555	396	71.4%
Mortgage origination fees	350	446	(96)	-21.5%
Bank owned life insurance	347	306	41	13.4%
Gain (loss) on sale of securities	(355)	(59)	(296)	501.7%
Other	268	242	26	10.7%

Total noninterest income	$6,690	$5,610	$1,080	19.3%

Noninterest income as a percentage of average assets	2.0%	2.0%

During 2007, our service charges on deposit accounts increased significantly. The increase was made up primarily of overdraft fees. We have implemented a courtesy overdraft program that allows customers to receive cash ATM withdrawals and make debit card purchases on overdrawn accounts within defined limits for a fee. We expect this product to continue to perform well, however, we do not expect increases in the future to be as significant.
The increase in other service charges, commissions and fees was due primarily to an increase in debit and ATM transactions. Our customers continue to increase debit card usage instead of using cash or checks. We expect this trend to continue.
The increase in our brokerage fees was due primarily to an increase in assets under management. In addition, during 2006, fees were down due to a conversion to a different third party broker/dealer. During that time, our brokerage staff spent significant time in transferring customer accounts, and were unable to dedicate their resources towards business development.
Mortgage fees decreased in 2007 due to a slow down in the real estate market. If the real estate market continues to decline, we could see this trend continue. However, we have had increased refinancing activity as rates have decreased, which should help offset some of the decline from a slower real estate market.
Earnings on bank owned life insurance policies increased due to a rise in the rates on policies, and due to change in carriers that occurred late in 2006.
Other noninterest income increased due to an increase in miscellaneous service charges that took place in 2007. In addition, we had earnings on the rental of a foreclosed property in 2007 that we did not have for all of 2006.

Noninterest Expense
A summary of noninterest expense follows:

	For the years ended
	December 31,
	2007	2006	$ Chg	% Chg
		(Dollars in Thousands)

Salaries and employee benefits	$10,321	$8,901	$1,420	16.0%
Equipment	1,109	1,171	(62)	-5.3%
Occupancy	1,045	1,018	27	2.7%
Advertising and marketing	450	326	124	38.0%
Legal and accounting	460	647	(187)	-28.9%
Directors fees and retirement	763	473	290	61.3%
Consulting and other professional fees	603	460	143	31.1%
Telephone	231	274	(43)	-15.7%
Supplies	220	286	(66)	-23.1%
Data processing fees	1,151	1,009	142	14.1%
Other operating	1,623	1,495	128	8.6%

Total noninterest expenses	$17,976	$16,060	$1,916	11.9%

Noninterest expenses as a percentage of average assets	4.1%	4.3%

$1.1 million of the increase in salaries and employee benefits was due to the acceleration of vesting on certain deferred compensation plans for senior executive officers. The officers are now fully vested in this plan, and this expense will not be recurring in the future. Stock based compensation expense was $200,000 higher in 2007 because our equity incentive plan was not implemented until May of 2006. Commissions and incentives were $100,000 higher in 2007 because of the increase in brokerage fees.
Equipment expense decreased primarily because of decreases in depreciation expense. During 2008 and 2009, we plan to upgrade equipment, and add equipment related to our new branches in Ocala. These additions will cause depreciation to increase in the future.
The increase in occupancy expenses was due to increases in rent and property taxes associated with our expansion efforts in Ocala. This was partially offset by decreases in maintenance and depreciation. As we open two new branches in 2008, we expect these costs to increase.
Advertising and marketing increased due to our increased business development expenses in the Ocala market.
The decrease in legal and accounting fees was due to a significant decrease in legal fees. In 2006, we incurred legal expenses associated with various items, including the implementation of our equity incentive plan and the acquisition of a charter in Florida. There were no such major legal projects in 2007.
The increase in directors fees was due to the addition of an advisory board in Ocala, the acceleration of vesting in deferred compensation plans for three directors, and a full year of stock based compensation expense in 2007 compared to a partial year in 2006.
Consulting and other professional fees increased due to the payment of $250,000 to one vendor for an organizational restructuring, expense reduction and revenue enhancement project. Excluding this payment, these fees would have declined for 2007.
Telephone expenses were down due to switching to a new vendor for data and communication services.
Supply expenses were down due to the renegotiation of a contract with a major vendor.
Data processing expenses increased due to the increased amount of debit card transactions.
The increase in other operating expenses was due primarily to an increase in fraud losses and deposit account write-offs.

Income Tax Expense
Income tax expense was $1.6 million less during the year ended December 31 2007, compared with 2006. The majority of this decrease was due to the reversal of a contingent income tax liability of $1.1 million. The contingent liability had been established in 2001 upon converting to a taxable entity and reflected the potential tax impact of tax positions taken at that time. We believed the filing position was supportable based upon a reasonable interpretation of federal income tax laws and the underlying regulations. However, due to the lack of prior rulings on similar fact patterns, it was unknown whether the tax position would be sustained upon audit by either federal or state tax authorities. The applicable statue of limitations expired on September 15, 2007, making the contingency reserve unnecessary. We have no other contingent reserves for uncertain tax positions.
In addition, net income before taxes was lower in 2007 than in 2006. Because of the large income tax benefit, effective tax rates for 2007 and 2006 do not provide meaningful comparisons.
Liquidity and Capital Resources
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
Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. The Company has $23.8 million in cash, fed funds sold and interest bearing deposits generally available for its cash needs. The Bank’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided by operations. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings, primarily from Federal Home Loan Bank advances, to leverage its capital base, provide funds for its lending and investment activities and enhance its interest rate risk management.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund withdrawals and fund loan commitments. At December 31, 2007, the total approved loan commitments and unused lines of credit outstanding amounted to $44.2 million, and outstanding letters of credit were $5.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2007, totaled $134.5 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank. In addition, the Bank had the ability, at December 31, 2007, to borrow an additional $33.9 million from the Federal Home Loan Bank of Atlanta and $17.9 million from another lender as a funding source to meet commitments and for liquidity purposes.
The consolidated statement of cash flows for the 12 months ended December 31, 2007 and 2006, detail cash flows from operating, investing and financing activities. For the 12 months ended December 31, 2007, net cash provided by operating activities was $6.3 million, while investing activities used $56.9 million, primarily to fund loan and investment growth, and financing activities provided $49.8 million primarily from an increase in deposits and other borrowings, resulting in a net decrease in cash during the 12 month period of $827,000.
In July 2007, we purchased a building for our main office in Ocala for $1.1 million. We expect to spend approximately $750,000 by the end of 2008 renovating this building. In March 2008, we purchased a lot in the Southwest Georgia market for $743,000 for potential future expansion. We are considering building a branch on this site, but will likely not start construction until 2009.

Off-Balance-Sheet Liabilities
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. A summary of the Company’s commitments as of December 31, 2007 is as follows:

(In Thousands)

Commitments to extend credit	$44,175
Financial stand-by letters of credit	4,991

$49,166

Capital
Effective January 1, 2005, the Company and the Bank became subject to minimum capital requirements imposed by the Georgia Department of Banking and Finance. As of that same date, the Bank also became subject to minimum capital requirements and capital categories established by the FDIC. Based on their capital levels at December 31, 2007, the Company and the Bank exceeded these state and federal requirements. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the FDIC. Based on capital levels at December 31, 2007, the Bank was considered to be well-capitalized.
At December 31, 2007, the Company had total equity of $65.6 million or 14.0% of total assets. Under Georgia capital requirements for holding companies, the Company had Tier 1 leverage capital of $66.1 million or 14.9%, which is $48.3 million above the 4.0% requirement.
At December 31, 2007, the Bank had Tier 1 leverage capital of $55.8 million or 12.6%, which is $38.1 million above the 4.0% requirement. In addition, it had a Tier 1 risked-based capital ratio of 15.9% and total risked-based capital ratio of 17.1%. As reflected below, the Bank exceeded the minimum capital ratios to be considered well-capitalized at December 31, 2007:

					Minimum Required to Be
			For Capital		Well Capitalized Under
			Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital to Risk Weighted Assets	$60,191	17.1%	$28,087	8.0%	$35,108	10.0%
Tier I Capital to Risk Weighted Assets	$55,802	15.9%	$14,043	4.0%	$21,065	6.0%
Tier I Capital to Average Total Assets	$55,802	12.6%	$17,710	4.0%	$22,138	5.0%
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
Item 7a. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Finally, the Company has no exposure to foreign currency exchange rate risk and commodity price risk.
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
The Company’s strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk. These strategies aim to achieve neutrality to interest rate risk. Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates. As of December 31, 2007, a drop in interest rates would reduce our net interest income. However, we feel that the level of interest rate risk is at an acceptable level.
The Company maintains a risk management committee which monitors and analyzes interest rate risk. This committee is comprised of members of senior management and outside directors. This committee meets on a monthly basis and reviews the simulations listed above, as well as other interest rate risk reports.
The following table shows the results of our projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for an immediate change or “shock” in market interest rates over a twelve month period.

Effect
Market	on Net
Rate	Interest
Change	Income
+300	10.02%
+200	8.93%
+100	5.61%
-100	-6.00%
-200	-10.73%
-300	-12.84%
Item 8. Financial Statements
The following documents are filed as part of this report on Pages F-1 through F-39 and are hereby incorporated by reference into this Item 8:
(a)	Report from Independent Registered Public Accounting Firm;

(b)	Consolidated Balance Sheets as of December 31, 2007 and 2006;

(c)	Consolidated Statements of Income for the Years Ended December 31, 2007 and 2006;

(d)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007 and 2006;

(e)	Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2007 and 2006;

(f)	Consolidated Statements of Cash Flows For the Years Ended December 31, 2007 and 2006;

(g)	Notes to Consolidated Financial Statements.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Heritage Financial Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
Directors
Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 21, 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Executive Officers
Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 21, 2008.
Section 16(a) Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers, and persons who own more than 10% of the Company’s Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. MHC, which owns 73% of the Company’s Common Stock filed its initial ownership report on Form 3 and subsequent ownership report on Form 4 late. To the Company’s knowledge, no other late reports occurred during the fiscal year ended December 31, 2007. All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.
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
Item 11. Executive Compensation
Information concerning executive compensation required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 21, 2008, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management
Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 21, 2008.
Item 13. Certain Relationships and Related Transactions
Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 21, 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year. This incorporation by reference excludes the information contained under the heading “Report of Audit Committee.”
Information concerning the independence of our directors required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 21, 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year. This incorporation by reference excludes the information contained under the heading “Report of Audit Committee.”
Item 14. Principal Accountant Fees and Services
Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on May 21, 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15. Exhibits

Reference to
Prior Filing
or Exhibit Number
Exhibit Number	Document	Attached Hereto

3.1	Charter of the Registrant	***
3.2	Bylaws of the Registrant	*
10	Material contracts:
(1) Employment Agreements:
	(a) (i) O. Leonard Dorminey — Bank	*
	(a) (ii) O. Leonard Dorminey — Holding	*
	(c) Carol W. Slappey	*
	(2) Deferred Compensation and Excess/Matching Contribution Plans	*
	(3) Supplemental Executive Retirement Plan	*
	(4) Directors’ Retirement Plan	*
	(5) 401(k) Savings Plan	**
	(6) Employee Stock Ownership Plan	*
21	Subsidiaries of the Company	21
23	Consent of Accountants	23
31	Rule 13a-14(a)/15d-14(a) Certifications	31
32	Section 1350 Certifications	32

*	Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-123581), declared effective by the Securities and Exchange Commission on May 16, 2005.

**	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2. (File No. 333-123581) declared effective by the Securities and Exchange Commission on May 16, 2005.

***	Filed as an exhibit to the Filer’s Form 10-KSB for the year ended December 31, 2005, filed with the commission on March 30, 2006.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP
Date: March 31, 2008	By:	/s/ O. Leonard Dorminey
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

Date:	March 31, 2008	/s/ O. Leonard Dorminey

O. Leonard Dorminey
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 31, 2008	/s/ Antone D. Lehr

Antone D. Lehr, Chairman of the Board

Date:	March 31, 2008	/s/ Joseph C. Burger

Joseph C. Burger, Vice Chairman of the Board

Date:	March 31, 2008	/s/ Douglas J. McGinley

Douglas J. McGinley, Director

Date:	March 31, 2008	/s/ Carol W. Slappey

Carol W. Slappey, Director

Date:	March 31, 2008	/s/ J. Keith Land

J. Keith Land, Director

Date:	March 31, 2008	/s/ J. Lee Stanley

J. Lee Stanley, Director

Date:	March 31, 2008	/s/ T. Heath Fountain

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Heritage Financial Group
   and Subsidiary
Albany, Georgia
               We have audited the accompanying consolidated balance sheets of Heritage Financial Group and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Group and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Mauldin & Jenkins, LLC
Albany, Georgia
March 27, 2008

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
Assets

Cash and due from banks	$8,953,836	$9,781,232
Interest-bearing deposits in banks	379,961	2,153,859
Federal funds sold	14,505,000	12,677,000
Securities available for sale, at fair value	107,867,192	84,571,767
Federal home loan bank stock, at cost	2,969,700	2,499,400

Loans	304,673,138	276,776,236
Less allowance for loan losses	4,415,669	4,075,997

Loans, net	300,257,469	272,700,239

Premises and equipment, net	14,815,520	12,815,482
Accrued interest receivable	2,586,357	2,288,827
Foreclosed assets	364,999	322,449
Intangible assets	1,000,000	1,000,000
Cash surrender value of bank owned life insurance	8,640,647	8,293,202
Other assets	6,331,560	4,226,365

	$468,672,241	$413,329,822

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$21,058,567	$14,784,180
Interest-bearing	309,570,843	284,404,324

Total deposits	330,629,410	299,188,504
Federal funds purchased and securities sold under repurchase agreements	15,288,452	5,531,394
Other borrowings	50,000,000	40,000,000
Accrued interest payable	947,352	522,666
Other liabilities	6,214,877	5,278,480

Total liabilities	403,080,091	350,521,044

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,443,723 and 11,449,155 issued and outstanding	114,437	114,492
Capital surplus	39,009,323	37,807,784
Retained earnings	42,406,483	40,248,349
Accumulated other comprehensive loss	(3,303,342)	(3,097,880)
Unearned employee stock ownership plan (ESOP) shares, 330,525 and 374,595 shares	(3,305,250)	(3,745,950)

	74,921,651	71,326,795
Treasury stock, at cost, 615,934 and 555,138 shares	(9,329,501)	(8,518,017)

Total stockholders’ equity	65,592,150	62,808,778

	$468,672,241	$413,329,822

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Interest income
Interest and fees on loans	$22,160,348	$19,122,694
Interest on taxable securities	4,220,327	2,659,905
Interest on nontaxable securities	1,044,406	273,303
Interest on federal funds sold	543,683	495,471
Interest on deposits in other banks	28,592	56,917

	27,997,356	22,608,290

Interest expense
Interest on deposits	10,858,559	6,221,300
Interest on other borrowings	2,603,812	2,155,388

	13,462,371	8,376,688

Net interest income	14,534,985	14,231,602
Provision for loan losses	1,178,000	695,000

Net interest income after provision for loan losses	13,356,985	13,536,602

Noninterest income
Service charges on deposit accounts	3,928,553	3,159,250
Other service charges, commissions and fees	1,199,643	961,361
Brokerage fees	950,524	555,148
Mortgage origination fees	350,276	446,912
Bank owned life insurance	347,445	305,760
Loss on sale of securities	(355,161)	(58,663)
Other	269,011	239,887

	6,690,291	5,609,655

Noninterest expense
Salaries and employee benefits	10,321,235	8,901,210
Equipment	1,109,431	1,171,471
Occupancy	1,045,058	1,017,898
Data processing fees	1,151,152	1,008,865
Directors fees and retirement	762,840	472,863
Consulting and other professional fees	603,275	459,860
Advertising and marketing	449,815	326,217
Legal and accounting	460,438	646,573
Telephone	231,159	274,531
Supplies	219,920	285,901
Other operating	1,622,244	1,494,754

	17,976,567	16,060,143

Income before income tax expense (benefit)	2,070,709	3,086,114

Applicable income tax expense (benefit)	(850,396)	732,477

Net income	$2,921,105	$2,353,637

Basic earnings per share	$0.28	$0.22

Diluted earnings per share	$0.28	$0.22

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Net income	$2,921,105	$2,353,637

Other comprehensive income (loss):
Net unrealized gain on cash flow hedge arising during the period, net of tax of $156,558	234,838	—
Net unrealized holding gains (losses) arising during period, net of tax (benefit) of $(323,476) and $262,893	(492,140)	399,974
Reclassification adjustment for losses included in net income, net of tax benefit of $140,858 and $23,266	214,303	35,397
Adjustment to recognize funded status of pension plan, net of tax benefit of $127,335	(162,463)
Effects of changing pension plan measurement date pursuant to SFAS No. 158, net of tax benefits of $912	—	1,367

Total other comprehensive income (loss)	(205,462)	436,738

Comprehensive income	$2,715,643	$2,790,375

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock
		Par	Capital
	Shares	Value	Surplus

Balance, December 31, 2005	11,241,250	$112,413	$37,126,877
Net income	—	—	—
Cash dividend declared, $0.20 per share	—	—	—
Adjustment related to initial adoption of SFAS 158, net of tax	—	—	—
Effects of changing pension plan measurement date pursuant to SFAS No. 158:
Service cost, internal cost and expected return on plan assets for October 1 — December 31, net of tax	—	—	—
Amortization of prior service cost for October 1 — December 31, net of tax	—	—	—
Issuance of restricted shares of common stock	207,905	2,079	(2,079)
Stock-based compensation expense	—	—	521,715
Repurchase of 555,328 shares of stock for the treasury	—	—	—
Issuance of 190 shares of common stock from the treasury	—	—	432
Other comprehensive income	—	—	—
ESOP shares earned, 44,070 shares	—	—	160,839

Balance, December 31, 2006	11,449,155	114,492	37,807,784
Net income	—	—	—
Cash dividend declared, $0.24 per share	—	—	—
Stock-based compensation expense	—	—	811,781
Repurchase of 61,106 shares of stock for the treasury	—	—	—
Issuance of 310 shares of common stock from the treasury	—	—	110
Forfeiture of 14,632 shares of restricted stock	(14,632)	(147)	147
Other comprehensive loss	—	—	—
Excess tax benefit from stock-based compensation plans	—	—	64,119
Exercise of stock options	9,200	92	115,276
ESOP shares earned, 44,070 shares	—	—	210,106

Balance, December 31, 2007	11,443,723	$114,437	$39,009,323

See Notes to Consolidated Financial Statements.

			Accumulated
	Unearned		Other
Retained	ESOP	Treasury	Comprehensive
Earnings	Shares	Stock	Income (Loss)	Total

$38,717,576	$(4,186,650)	$—	$(2,786,569)	$68,983,647
2,353,637	—	—	—	2,353,637
(673,936)	—	—	—	(673,936)

—	—	—	(748,049)	(748,049)

(147,561)	—	—	—	(147,561)

(1,367)	—	—	1,367	—
—	—	—	—	—
—	—	—	—	521,715
—	—	(8,520,680)	—	(8,520,680)

—	—	2,663	—	3,095
—	—	—	435,371	435,371
—	440,700	—	—	601,539

40,248,349	(3,745,950)	(8,518,017)	(3,097,880)	62,808,778
2,921,105	—	—	—	2,921,105
(762,971)	—	—	—	(762,971)
—	—	—	—	811,781
—	—	(816,227)	—	(816,227)

—	—	4,743	—	4,853
—	—	—	—	—
—	—	—	(205,462)	(205,462)

—	—	—	—	64,119
—	—	—	—	115,368
—	440,700	—	—	650,806

$42,406,483	$(3,305,250)	$(9,329,501)	$(3,303,342)	$65,592,150

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
OPERATING ACTIVITIES
Net income	$2,921,105	$2,353,637

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	974,435	1,045,566
Provision for loan losses	1,178,000	695,000
ESOP compensation expense	650,806	601,539
Provision for deferred taxes	(246,373)	(416,106)
Stock-based compensation expense	811,781	521,715
Net losses on sale of securities available for sale	355,161	58,663
Net losses on sale or disposal of premises and equipment	1,258	3,691
Increase in Bank owned life insurance	(347,445)	(305,760)
Excess tax benefit related to stock-based compensation plans	(64,119)	—
Increase in interest receivable	(297,530)	(622,198)
Increase in interest payable	424,686	299,459
Decrease in taxes payable	(2,068,556)	(149,512)
Net other operating activities	2,030,925	253,793

Total adjustments	3,403,029	1,985,850

Net cash provided by operating activities	6,324,134	4,339,487

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	1,773,898	(766,813)
Purchases of securities available for sale	(81,182,050)	(35,262,508)
Proceeds from maturities of securities available for sale	14,472,492	8,605,911
Proceeds from sale of securities available for sale	42,595,907	7,615,419
Net change in Federal Home Loan Bank stock	(470,300)	427,600
Increase in federal funds sold	(1,828,000)	(5,857,000)
Purchase of intangible asset	—	(1,000,000)
Increase in loans, net	(29,340,852)	(23,610,563)
Purchases of premises and equipment	(3,225,354)	(1,860,271)
Proceeds from sale of premises and equipment	249,623	—

Net cash used in investing activities	(56,954,636)	(51,708,225)

FINANCING ACTIVITIES
Increase in deposits	31,440,906	60,548,235
Increase in federal funds purchased and securities sold under agreement to repurchase	9,757,058	5,294,172
Proceeds from other borrowings	15,000,000	25,000,000
Repayment of other borrowings	(5,000,000)	(35,000,000)
Excess tax benefit related to stock-based compensation plans	64,119	—
Proceeds from exercise of stock options	115,368	—
Purchase of treasury shares, net	(811,374)	(8,517,585)
Dividends paid to stockholders	(762,971)	(673,936)

Net cash provided by financing activities	49,803,106	46,650,886

Net decrease in cash and due from banks	(827,396)	(717,852)
Cash and due from banks at beginning of period	9,781,232	10,499,084

Cash and due from banks at end of period	$8,953,836	$9,781,232

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$13,037,685	$8,077,229
Taxes	1,464,533	1,298,095

NONCASH TRANSACTIONS
Increase (decrease) in unrealized losses on securities available for sale	$463,068	$(723,230)
Increase in unrealized gains on cash flow hedges	391,396	—
Principal balances of loans transferred to foreclosed assets	605,622	708,180
Pension liability adjustment	289,798	1,279,785
See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Nature of Business
Heritage Financial Group (the “Company”) is a mid-tier holding company whose business is primarily conducted by its wholly-owned subsidiary, HeritageBank of the South (the “Bank”). The Company is a 73% owned subsidiary of Heritage, MHC, a federally chartered mutual holding company. The other 27% of the Company is owned by the public who acquired shares of the Company through a stock offering completed on June 29, 2005. Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers located in a market area which includes Southwest Georgia and Central Florida. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.
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
The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve balance requirements was approximately $1,749,000 and $1,193,000 at December 31, 2007 and 2006, respectively.

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
     Foreclosed Assets
Foreclosed assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent adjustments to the value are expensed. The carrying amount of foreclosed assets at December 31, 2007 and 2006 was $364,999 and $322,449, respectively.
     Pension Plan
The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The Company’s funding policy is to contribute annually an amount that satisfies the funding standard account requirements of ERISA.
     Employee Stock Ownership Plan (“ESOP”)
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
     Earnings Per Share
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unearned shares of the Employee Stock Ownership Plan and unvested shares of stock. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist only of stock options and unvested restricted shares.
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
     Reclassification of Certain Items
Certain items in the consolidated financial statements as of and for the year ended December 31, 2006 have been reclassified, with no effect on total assets or net income, to be consistent with the classifications adopted for the year ended December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Recent Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities. It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. Under the Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the Statement establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the Statement, fair value measurements would be separately disclosed by level within the fair value hierarchy. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a material impact on the Company’s financial condition or results of operations.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. The Statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable (unless a new election date occurs) and is applied only to entire instruments and not to portions of instruments. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 and is not expected to have a material impact on the Company’s financial condition or results of operations.
In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations. The Statement will significantly change the accounting for business combinations, as an acquiring entity will be required to recognize all the assets and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The Statement changes the accounting treatment for several specific items, such as acquisition costs, noncontrolling interests (formerly referred to as minority interests), contingent liabilities, restructuring costs and changes in deferred tax asset valuation allowances. The Statement also includes a substantial number of new disclosure requirements. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact the adoption of this statement will have on the accounting for future acquisitions and business combinations.
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. The Statement establishes new accounting and reporting standards for the noncontrolling interest (formerly referred to as minority interests) in a subsidiary and for the deconsolidation of a subsidiary. Statement No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on our after December 15, 2008 and early adoption is prohibited. The Company currently does not have any noncontrolling interests and is evaluating the impact the adoption of this statement will have on the accounting for future business combinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. SECURITIES
The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2007:
U. S. Government sponsored agencies	$14,969,355	$62,808	$(35,858)	$14,996,305
State and municipal securities	32,991,873	42,779	(1,156,205)	31,878,447
Corporate debt securities	4,453,786	—	(600,183)	3,853,603
Mortgage-backed securities	55,765,963	265,446	(432,910)	55,598,499

Total debt securities	108,180,977	371,033	(2,225,156)	106,326,854
Equity securities	1,924,014	—	(383,676)	1,540,338

Total securities	$110,104,991	$371,033	$(2,608,832)	$107,867,192

December 31, 2006:
U. S. Government sponsored agencies	$29,613,640	$15,996	$(190,645)	$29,438,991
State and municipal securities	16,488,605	15,162	(188,281)	16,315,486
Corporate debt securities	4,471,524	—	(365,636)	4,105,888
Mortgage-backed securities	28,837,929	10,761	(804,257)	28,044,433

Total debt securities	79,411,698	41,919	(1,548,819)	77,904,798
Equity securities	6,934,800	—	(267,831)	6,666,969

Total securities	$86,346,498	$41,919	$(1,816,650)	$84,571,767

The amortized cost and fair value of debt securities available for sale as of December 31, 2007 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value

Due in one year or less	$4,380,224	$4,377,490
Due from one year to five years	4,713,132	4,475,949
Due from five to ten years	5,882,412	5,893,054
Due after ten years	37,439,246	35,981,862
Mortgage-backed securities	55,765,963	55,598,499

	$108,180,977	$106,326,854

Securities with a carrying value of $40,863,150 and $16,662,841 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. SECURITIES (Continued)
Gains and losses on sales of securities available for sale consist of the following:

	December 31,
	2007	2006

Gross gains on sales of securities	$108,594	$15,462
Gross losses on sales of securities	(463,755)	(74,125)

Net realized losses on sales of securities available for sale	$(355,161)	$(58,663)

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2007 and 2006.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

December 31, 2007:
U. S. Government sponsored agencies	$1,491,434	$(8,566)	$1,470,007	$(27,292)	$2,961,441	$(35,858)
State and municipal securities	18,870,294	(1,014,825)	5,601,015	(141,380)	24,471,309	(1,156,205)
Corporate debt securities	—	—	2,822,003	(600,183)	2,822,003	(600,183)
Mortgage-backed securities	5,096,750	(11,716)	15,847,197	(421,194)	20,943,947	(432,910)

Subtotal, debt securities	25,458,478	(1,035,107)	25,740,222	(1,190,049)	51,198,700	(2,225,156)
Equity securities	1,214,192	(275,023)	326,147	(108,653)	1,540,339	(383,676)

Total temporarily impaired securities	$26,672,670	$(1,310,130)	$26,066,369	$(1,298,702)	$52,739,039	$(2,608,832)

December 31, 2006:
U. S. Government sponsored agencies	$1,997,324	$(2,676)	$10,411,755	$(187,969)	$12,409,079	$(190,645)
State and municipal securities	11,364,227	(143,396)	3,220,803	(44,885)	14,585,030	(188,281)
Corporate debt securities	—	—	3,374,233	(365,636)	3,374,233	(365,636)
Mortgage-backed securities	—	—	25,208,842	(804,257)	25,208,842	(804,257)

Subtotal, debt securities	13,361,551	(146,072)	42,215,633	(1,402,747)	55,577,184	(1,548,819)
Equity securities	—	—	6,666,969	(267,831)	6,666,969	(267,831)

Total temporarily impaired securities	$13,361,551	$(146,072)	$48,882,602	$(1,670,578)	$62,244,153	$(1,816,650)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.
At December 31, 2007, 87 debt securities have unrealized losses less than 3% from the Company’s amortized cost basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of loans is summarized as follows:

	December 31,
	2007	2006

Commercial real estate	$41,630,161	$44,496,260
Commercial and industrial loans	44,921,900	34,007,661
Multifamily	12,296,741	16,913,240
Construction and land	51,308,309	32,822,450
Farmland	4,817,842	2,641,587
Mortgage loans, 1-4 families	74,752,559	73,680,613
Home equity	17,256,522	16,368,242
Indirect auto loans	31,898,142	29,159,407
Direct auto loans	15,819,782	17,172,420
Student loans	593,765	702,684
Other	9,377,415	8,811,672

	304,673,138	276,776,236
Total allowance for loan losses	(4,415,669)	(4,075,997)

Loans, net	$300,257,469	$272,700,239

The following is a summary of information pertaining to impaired loans:

	As of and For the Years
	Ended December 31,
	2007	2006

Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	3,211,635	257,649

Total impaired loans	$3,211,635	$257,649

Valuation allowance related to impaired loans	$434,986	$38,485

Average investment in impaired loans	$1,928,011	$576,662

Forgone interest income on impaired loans	$66,180	$43,717

Loans on nonaccrual status amounted to $3,211,635 and $257,649 at December 31, 2007 and 2006, respectively. There were no loans past due ninety days or more and still accruing interest at December 31, 2007 and 2006, respectively. There were no significant amounts of interest income recognized on impaired loans on the cash basis for the years ended December 31, 2007 and 2006.
Changes in the allowance for loan losses for the years ended December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006

Balance, beginning of year	$4,075,997	$3,617,678
Provision for loan losses	1,178,000	695,000
Loans charged off	(1,033,471)	(398,353)
Recoveries of loans previously charged off	195,143	161,672

Balance, end of year	$4,415,669	$4,075,997

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates. Changes in related party loans at December 31, 2007 are summarized as follows:

Balance, beginning of year	$3,570,195
Advances	904,238
Repayments	(1,040,499)
Changes in officer/director	7,188,009

Balance, end of year	$10,621,943

NOTE 4. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows:

	December 31,
	2007	2006

Land	$4,770,720	$4,790,361
Buildings	8,959,020	9,167,686
Furniture and equipment	7,797,802	8,158,419
Construction in progress	2,641,120	59,217

	24,168,662	22,175,683
Accumulated depreciation	(9,353,142)	(9,360,201)

	$14,815,520	$12,815,482

Included in construction in progress at December 31, 2007 was $1,464,671 for the construction of the Company’s first permanent branch in Ocala, Florida. This branch was completed and placed in service in January 2008. Substantially all of the construction costs for this building were incurred as of December 31, 2007.
The Company also had $1,169,440 in construction in progress at December 31, 2007 related to the purchase and renovation of an existing building in Ocala, which will be used as the Company’s main branch in that market. The Company estimates it will incur an additional $750,000 to complete this branch.
Depreciation and amortization expense was $974,435 and $1,045,566 for the years ended December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. PREMISES AND EQUIPMENT (Continued)
     Leases
The Company has two leases for office space being used as branch locations. One of the locations is leased on a month-to-month basis in Lee County, Georgia. The other location is under a noncancelable operating lease on its banking facility in Ocala, Florida.
The Company has also obtained assignment of a 99 year land lease associated with its future main office in Ocala, Florida with a remaining life of approximately 65 years.
Rental expense under all operating leases amounted to approximately $129,054 and $108,522 for the years ended December 31, 2007 and 2006, respectively.
Future minimum lease commitments on noncancelable operating leases, excluding any renewal options, are summarized as follows:

2008	$55,185
2009	56,444
2010	57,742
2011	24,472
2012	13,200
Thereafter	782,100

$989,143

NOTE 5. DEPOSITS
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was $80,700,272 and $57,328,000, respectively. The scheduled maturities of time deposits at December 31, 2007 are as follows:

2008	$150,864,187
2009	10,506,631
2010	7,467,206
2011	3,705,349
2012 and beyond	1,515,350

$174,058,723

At December 31, 2007 and 2006, overdraft deposit accounts reclassified to loans totaled $513,430 and $380,150, respectively.
The Company had $64,894,275 and $40,818,417 in brokered deposits as of December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. EMPLOYEE BENEFIT PLANS
     Pension Plan
The Company provides pension benefits for eligible employees through a defined benefit pension plan. All employees that meet certain age and service requirements participate in the retirement plan on a noncontributing basis. Information pertaining to the activity in the plan is as follows:

	December 31,
	2007	2006
Changes in benefit obligations:
Obligations at beginning of year	$7,361,124	$6,190,265
Service cost	707,337	618,266
Interest cost	413,137	350,297
Benefits paid	(1,271,190)	(396,766)
Actuarial losses	364,241	599,062

Obligations at end of year	$7,574,649	$7,361,124

Changes in plan assets:
Fair value of assets at beginning of year	$6,050,241	$3,991,420
Actual return on assets	248,637	605,587
Company contributions	1,200,000	1,850,000
Benefits paid	(1,271,190)	(396,766)

Fair value of assets at end of year	$6,227,688	$6,050,241

Funded status at end of year, included in other liabilities	$(1,346,961)	$(1,310,883)

Pretax amounts recognized in accumulated other comprehensive income consist of:
Net loss	$3,462,374	$3,163,462
Prior service cost	185,047	194,161

	$3,647,421	$3,357,623

Accumulated benefit obligation	$6,065,240	$5,874,388

Net periodic benefit cost:
Service cost	$707,337	$618,266
Interest cost	413,137	350,297
Expected return on plan assets	(465,558)	(291,996)
Amortization of prior losses	282,250	333,986
Amortization of service costs	9,114	9,114

Net periodic benefit cost	$946,280	$1,019,667

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. EMPLOYEE BENEFIT PLANS (Continued)
     Pension Plan (Continued)
Other changes in plan assets and benefit obligations recognized in other comprehensive income for the year ending December 31, 2007:

Current year actuarial loss	$581,162
Amortization of prior losses	(282,250)
Amortization of prior service cost	(9,114)

Total recognized in other comprehensive income	$289,798

As of December 31, 2006, the Company had adopted the provisions of Statement of Financial Accounting Standards 158, “Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132” (“SFAS 158”). The table below summarizes the incremental effects of the adoption of SFAS 158 on the individual line items included in the Company’s Consolidated Balance Sheet at December 31, 2006:

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

	December 31,
	2007	2006
Assumptions used in computations:
In computing ending obligations:
Discount rate	5.75%	5.75%
Rate of compensation increase	3.00%	3.00%
In computing expected return on plan assets	7.50%	7.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. EMPLOYEE BENEFIT PLANS (Continued)
     Pension Plan (Continued)
To determine the expected rate of return on plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. The approximate allocation of plan assets as of December 31, 2007 and 2006 is as follows:

	2007	2006

Fixed income	59.4%	34.5%
Equities	39.1%	56.1%
Cash and cash equivalents	1.5%	9.4%
Plan fiduciaries set investment policies and strategies for the plan assets. Long-term strategic investment objectives include capital appreciation through balancing risk and return.
The Company expects to contribute $1,000,000 to the plan during 2008.
The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2008 are as follows:

Prior service cost	$9,114
Net loss	310,909

$320,023

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Fiscal Year	Amount
2008	$19,190
2009	19,094
2010	28,585
2011	63,112
2012	124,319
2013-2017	922,336
     401(K) Plan
The Company has also established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation up to 25%, subject to certain limits based on federal tax laws. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Bank matches 50% of employee’s contributions up to 4% of their salary. Total expense recorded for the Bank’s match was approximately $87,000 and $95,000 for December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. EMPLOYEE BENEFIT PLANS (Continued)
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
Contributions to the ESOP during 2007 and 2006 amounted to $556,691 in each year.
Compensation expense for shares committed to be released under the Company’s ESOP in 2007 and 2006 were $650,806 and $601,539, respectively. Shares held by the ESOP were as follows:

	2007	2006

Shares released for allocation	110,175	66,105
Unearned	330,525	374,595

Total ESOP shares	440,700	440,700

Fair value of unearned shares	$3,718,406	$6,237,007

NOTE 7. DEFERRED COMPENSATION PLANS
The Company has entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the remaining expected service period. The Company has purchased life insurance policies which they intend to use to finance this liability. Cash surrender value of life insurance of $8,640,647 and $8,293,202 at December 31, 2007 and 2006, respectively, is separately stated on the consolidated balance sheets. In September of 2007, the Company accelerated vesting under its deferred compensation agreements with each of its currently serving covered directors and executives. Under this acceleration, each covered director and executive is fully vested in their plan balance.
Accrued deferred compensation of $3,484,114 and $1,965,264 at December 31, 2007 and 2006, respectively, is included in other liabilities.
The Company has also entered into deferred salary agreements with certain officers electing to defer a portion of their salary. These amounts are expensed and the plan accumulates the deferred salary plus earnings. At December 31, 2007 and 2006, the liability for these agreements was $362,064 and $302,566, respectively, and is included in other liabilities.
Aggregate compensation expense under the plans was $1,443,220 and $352,831 for 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Securities sold under repurchase agreements are secured borrowings and are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006

Sold in overnight agreements maturing in one to four days	$288,452	$5,531,394
Sold in a structured agreement at a variable rate due March 8, 2017 with a quarterly put beginning March 8, 2010. The rate resets quarterly and was 4.75% at December 31, 2007.	10,000,000	—
Sold in a structured agreement at a fixed rate of 4.75% due August 21, 2017 with a quarterly put beginning August 21, 2011.	5,000,000	—

	$15,288,452	$5,531,394

NOTE 9. OTHER BORROWINGS
Other borrowings consist of the following:

	December 31,
	2007	2006

Advance from Federal Home Loan Bank with interest at a fixed rate of 5.16% until March 24, 2008, due June 22, 2009	$10,000,000	$10,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 3.71% until September 17, 2009, due September 17, 2014	5,000,000	5,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 4.23% until August 17, 2010, due August 17, 2015	5,000,000	5,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 3.40% until December 10, 2007, due December 10, 2009	—	5,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 4.54% until October 30, 2009, due October 31, 2016	15,000,000	15,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 5.24%, due July 21, 2008	10,000,000	—
Advance from Federal Home Loan Bank with interest at a fixed rate of 4.36%, due December 10, 2008	5,000,000	—

	$50,000,000	$40,000,000

The advances from Federal Home Loan Bank are collateralized by the pledging of a blanket lien on all first mortgage loans and other specific loans, as well as FHLB stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. OTHER BORROWINGS (Continued)
Other borrowings at December 31, 2007 have maturities in future years as follows:

2008	$15,000,000
2009	10,000,000
2010	—
2011	—
2012	—
Later years	25,000,000

$50,000,000

The Company and subsidiary Bank have available unused lines of credit with various financial institutions including the FHLB totaling approximately $51,787,000 at December 31, 2007.
NOTE 10. INCOME TAXES
The income tax expense (benefit) in the consolidated statements of income consists of the following:

	Years Ended December 31,
	2007	2006

Current	$457,865	$1,148,583
Reversal of contingent tax liability	(1,061,888)	—
Deferred	(246,373)	(416,106)

	$(850,396)	$732,477

The Company’s income tax expense (benefit) differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2007	2006

Tax at federal income tax rate	$704,041	$1,049,279
Increase (decrease) resulting from:
Reversal of contingent tax liability	(1,061,888)	—
Tax-exempt interest	(361,592)	(83,430)
Bank owned life insurance	(118,131)	(103,958)
State income taxes	—	38,075
Employee Stock Ownership Plan	31,999	15,248
Other	(44,825)	(182,737)

Provision for income taxes	$(850,396)	$732,477

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. INCOME TAXES (Continued)

	Years Ended December 31,
	2007	2006
Deferred tax assets:
Loan loss reserves	$1,099,315	$1,038,110
Deferred compensation	1,182,086	899,421
Organizational cost	9,664	14,374
Pension liability	1,458,633	1,448,657
Unrealized loss on securities available for sale	888,070	702,840
Stock-based compensation	224,333	41,671
Nonaccrual loans	10,922	6,293
Other	5,676	5,628

	4,878,699	4,156,994

Deferred tax liabilities:
Depreciation and amortization	350,926	178,368
Unrealized gain on cash flow hedges	156,558	—
Deferred pension costs	324,267	238,446
Deferred loans costs	21,747	—

	853,498	416,814

Net deferred tax assets	$4,025,201	$3,740,180

NOTE 11. EARNINGS PER SHARE
The components used to calculate basic and diluted earnings per share as required by Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”) for the years ended December 31, 2007 and 2006 follows:

	Years Ended December 31,
	2007	2006

Basic Earnings and Shares:
Net Income	$2,921,105	$2,353,637

Weighted-average basic shares outstanding	10,337,804	10,700,190

Basic Earnings Per Share:
Net Income	$0.28	$0.22

Diluted Earnings and Shares:
Net Income	$2,921,105	$2,353,637

Weighted-average basic shares outstanding	10,337,804	10,700,190
Add: Stock options and nonvested shares	39,521	17,801

Weighted-average diluted shares outstanding	10,377,325	10,717,991

Diluted Earnings Per Share:
Net Income	$0.28	$0.22

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
At December 31, 2007, there was $1,054,268 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.3 years.
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
A summary of the status of the two plans at December 31, 2007 and 2006, along with changes during the years then ended follows:

	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Under option, beginning of year	520,605	$12.60	—	$—
Granted	—	—	520,605	12.60
Exercised	(9,200)	12.54	—	—
Forfeited	(36,800)	12.54	—	—

Under option, end of year	474,605	$12.60	520,605	$12.60

Exercisable at end of year	94,921	$12.60	—	$—

Weighted average fair value per option of options granted during year		$—		$3.19

Total grant date fair value of options vested during the year		$333,900		$—

Total intrinsic value of options exercised during the year		$14,812		$—

Shares available for grant		67,016		30,216

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)
The following table presents information on stock options outstanding for the period shown, less estimated forfeitures:

	Year ended	Year Ended
	December	December
	31, 2007	31, 2006
Stock options vested and expected to vest:
Number	474,605	520,605
Weighted Average Exercise Price	$12.60	$12.60
Aggregate Intrinsic Value	—	2,109,012
Weighted Average Contractual Term of Options	8.4 years	9.3 years

	Year ended	Year Ended
	December	December
	31, 2007	31, 2006
Stock options vested and currently exercisable:
Number	94,921	—
Weighted Average Exercise Price	$12.60	—
Aggregate Intrinsic Value	—	—
Weighted Average Contractual Term of Options	8.4 years	—
A further summary of the options outstanding at December 31, 2007 and 2006 follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of Exercise		Contractual Life	Exercise		Exercise
Prices	Number	in Years	Price	Number	Price

$12.54	467,105	8.4	$12.54	93,421	$12.54
$16.63	7,500	8.9	$16.63	1,500	$16.63

	474,605	8.4	$12.60	94,921	$12.60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing mode. Expected volatilities are based on historical volatility of the Company’s stock. Expected dividends are based on expected dividend trends and the expected market price of the Company’s stock price at grant. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions listed in the table below were used for the period indicated.

Year Ended December 31,
2006

Weighted-average risk-free interest rate	5.04%
Weighted average expected life of the options	7.5 years
Weighted average expected dividends (as a percent of the fair value of the stock)	1.48%
Weighted-average expected volatility	14.41%
For the years ended December 31, 2007 and 2006, the Company recognized pre-tax compensation expense related to stock options of $316,139 and $203,148, respectively.
The Company also grants restricted stock periodically as a part of the 2006 Plan for the benefit of employees and directors. Under the Plan, 220,328 shares of common stock were reserved for restricted stock grants. At December 31, 2007, restricted stock grants covering 207,905 shares of common stock had been issued, 14,632 had been forfeited, and 27,055 shares were available for grant. Restricted stock grants are made at the discretion of the Board of Directors. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period which is currently five years for all grants issued. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. The restriction is based upon continuous service. Restricted stock consists of the following for the year ended December 31, 2007:

		Weighted
		Average
		Market
	Restricted	Price
	Shares	at Grant

Balance, beginning of year	207,905	$12.60
Granted	—	—
Vested	41,581	12.60
Forfeited	14,632	12.54

Balance, end of year	151,692	$12.60

The balance of unearned compensation related to these restricted shares as of December 31, 2007 was $1,652,853. Total compensation expense recognized for the restricted shares granted to employees and directors for the years ended December 31, 2007 and 2006 was $495,642 and $318,566, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS
In 2007, the Company entered into three, 5-year interest rate swap agreements totaling a $20 million notional amount to hedge against interest rate risk in a declining rate environment. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At December 31, 2007, the Company reported a $234,838 gain, net of a $156,558 tax effect, in other comprehensive income related to cash flow hedges. For the year ended December 31, 2007, the Company recorded a $2,372 reduction in interest and fees on loans from theses derivative instruments. The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness. To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other noninterest expense. For the year ended December 31, 2007, there was no ineffectiveness recognized in other noninterest expense attributable to cash flow hedges. A summary of the Company’s derivative financial instruments at December 31, 2007 is shown in the following table:

						Estimated Fair
						Value at
Commence	Termination	Derivative	Notional	Rate	Rate	December 31,
Date	Date	Type	Amount	Received	Hedged	2007

10/29/2007	10/29/2012	Interest rate swap	$10,000,000	7.33% Fixed	Prime Floating	$159,043

11/2/2007	11/2/2012	Interest rate swap	5,000,000	7.50% Fixed	Prime Floating	117,316

11/2/2007	11/2/2012	Interest rate swap	5,000,000	8.00% Fixed	Prime Floating + 0.50%	115,037

			$20,000,000			$391,396

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. COMMITMENTS AND CONTINGENT LIABILITIES
The Company’s asset-liability management policy allows the use of certain derivative financial instruments for hedging purposes in managing the Company’s interest rate risk. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. The most common derivative instruments include interest rate swaps, caps, floors and collars. The Company accounts for its derivative financial instruments under FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the fair value of its derivative financial instruments is included in other assets in the Consolidated Statement of Condition.
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
The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2007	2006

Commitments to extend credit	$44,174,786	$32,902,890
Financial standby letters of credit	4,990,926	1,053,531

	$49,165,712	$33,956,421

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
At December 31, 2007 and 2006, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2007 and 2006.
Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. CONCENTRATIONS OF CREDIT
The Company makes commercial, residential, construction, agricultural, agribusiness and consumer loans to customers primarily in counties in Southwest Georgia and North Central Florida. A substantial portion of the Company’s customers’ abilities to honor their contracts is dependent on the business economy in the geographical areas served by the Bank.
A substantial portion of the Company’s loans are secured by real estate in the Company’s primary market areas. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate conditions in the Company’s primary market area.
The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $11,855,000.
NOTE 16. REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2007, approximately $1,571,500 of retained earnings were available for dividend declaration without regulatory approval.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2007 and 2006, the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2007, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. REGULATORY MATTERS (Continued)
     The Bank’s actual capital amounts and ratios are presented in the following table.

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total Capital to Risk Weighted Assets
HeritageBank of the South	$60,191,000	17.1%	$28,087,000	8.0%	$35,108,000	10.0%
Tier I Capital to Risk Weighted Assets
HeritageBank of the South	$55,802,000	15.9%	$14,043,000	4.0%	$21,065,000	6.0%
Tier I Capital to Average Assets:
HeritageBank of the South	$55,802,000	12.6%	$17,710,000	4.0%	$22,138,000	5.0%

As of December 31, 2006
Total Capital to Risk Weighted Assets
HeritageBank of the South	$57,136,000	18.5%	$24,668,000	8.0%	$30,835,000	10.0%
Tier I Capital to Risk Weighted Assets
HeritageBank of the South	$53,279,000	17.3%	$12,334,000	4.0%	$18,501,000	6.0%
Tier I Capital to Average Assets:
HeritageBank of the South	$53,279,000	13.9%	$15,284,000	4.0%	$19,105,000	5.0%
Heritage Financial Group is subject to Georgia capital requirements for holding companies. At December 31, 2007, Heritage Financial Group had total equity of approximately $65.6 million or 14.0% of total assets as of that date. Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier 1 leverage capital of $66.1 million or 14.9%, which is $48.3 million above the 4.0% requirement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Cash Flow Hedge Derivative Instruments: The carrying amount and fair value of cash flow hedge derivative instruments is based on available quoted market prices.
Deposits: The carrying amount of demand deposits, savings deposits and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.
Federal Funds Purchased, Repurchase Agreements and Other Borrowings: The carrying amount of variable rate borrowings, repurchase agreements and federal funds purchased approximates fair value. The fair value of securities sold under agreements to repurchase and fixed rate other borrowings are estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.
Accrued Interest: The carrying amount of accrued interest approximates fair value.
Off-Balance-Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance-sheet financial instruments is based on fees charged to enter into such agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
     The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks and interest-bearing deposits in banks	$9,333,797	$9,333,797	$11,935,091	$11,935,091

Federal funds sold	$14,505,000	$14,505,000	$12,677,000	$12,677,000

Securities available for sale	$107,867,192	$107,867,192	$84,571,767	$84,571,767

Federal home loan bank stock	$2,969,700	$2,969,700	$2,499,400	$2,499,400

Loans	$304,673,138	$310,270,355	$276,776,236	$264,862,866
Allowance for loan losses	4,415,669	—	4,075,997	—

Loans, net	$300,257,469	$310,270,355	$272,700,239	$264,862,866

Cash flow hedge derivative instruments	$391,396	$391,396	$—	$—

Accrued interest receivable	$2,586,357	$2,586,357	$2,288,827	$2,288,827

Financial liabilities:
Deposits	$330,629,410	$333,449,645	$299,188,504	$298,931,076

Federal funds purchased and securities sold under agreements to repurchase	$15,288,452	$15,870,319	$5,531,394	$5,531,394

Other borrowings	$50,000,000	$51,099,312	$40,000,000	$39,683,607

Accrued interest payable	$947,352	$947,352	$522,666	$522,666

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
Assets
Cash and due from banks	$314,135	$767,546
Federal funds sold	2,463,000	5,811,000
Investment securities	6,727,072	7,593,852
Investment in subsidiary	55,867,990	53,415,145
Premises and equipment, net	484,691	498,418
Other assets	449,703	217,005

Total assets	$66,306,591	$68,302,966

Liabilities
Federal funds purchased and securities sold under agreements to repurchase	$–	$5,000,000
Other liabilities	714,441	494,188

	714,441	5,494,188

Stockholders’ equity	65,592,150	62,808,778

Total liabilities and stockholders’ equity	$66,306,591	$68,302,966

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP (PARENT COMPANY ONLY) (Continued)
CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Income
Dividends from subsidiaries	$1,200,000	$1,600,000
Interest	523,604	658,829
Loss on sale of securities	—	(3,761)

Total income	1,723,604	2,255,068

Expense
Depreciation	14,618	14,527
Other expense	956,704	786,027

Total expense	971,322	800,554

Income before income taxes benefits and equity in undistributed earnings of subsidiary	752,282	1,454,514

Income tax benefits	225,784	60,588

Income before equity in undistributed earnings of subsidiary	978,066	1,515,102

Equity in undistributed earnings of subsidiary	1,943,039	838,535

Net income	$2,921,105	$2,353,637

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP (PARENT COMPANY ONLY) (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

OPERATING ACTIVITIES
Net income	$2,921,105	$2,353,637

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,618	14,527
Excess tax benefit related to stock-based compensation plans	(64,119)	—
Stock-based compensation expense	811,781	521,715
Loss on sale of securities	—	3,761
Undistributed earnings of subsidiary	(1,943,039)	(838,535)
Other operating activities	(535,274)	56,160

Total adjustments	(1,716,033)	(242,372)

Net cash provided by operating activities	1,205,072	2,111,265

INVESTING ACTIVITIES
(Increase) decrease in federal funds sold	3,348,000	(1,906,000)
Purchase of premises and equipment	(891)	—
Purchases of securities	(1,500,000)	(2,500,000)
Proceeds from maturities of securities	738,460	2,330,656
Proceeds from sale of securities	1,500,000	2,497,250

Net cash provided by investing activities	4,085,569	421,906

FINANCING ACTIVITIES
Increase (decrease) in federal funds purchased	(5,000,000)	5,000,000
Shares released to employee stock ownership plan	650,806	601,539
Excess tax benefit related to stock-based compensation plans	64,119	—
Proceeds from exercise of stock options	115,368	—
Purchase of treasury shares, net	(811,374)	(8,517,585)
Dividends paid to stockholders	(762,971)	(673,936)

Net cash used in financing activities	(5,744,052)	(3,589,982)

Net decrease in cash and due from banks	(453,411)	(1,056,811)
Cash and due from banks at beginning of year	767,546	1,824,357

Cash and due from banks at end of year	$314,135	$767,546

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. STOCK REPURCHASE PLAN
In May and October 2006, the Board of Directors approved a plan to repurchase 555,328 shares of the Company’s common stock. During 2006, the Company acquired 555,328 shares of common stock, for a total cost of $8,520,680.
In February 2007, the Board of Directors approved a plan to repurchase 300,000 shares of the Company’s common stock. As of December 31, 2007, the Company had acquired 61,106 shares at a total cost of $816,227. On February 19, 2008, the Board of Directors extended this plan until February 2009.
NOTE 20. SUBSEQUENT EVENT
On March 17, 2008, the Company terminated its three interest rate swap agreements with its counterparty for a total gain of $898,725. This gain will be deferred and recognized as a component of interest and fees on loans on a straight-line basis over the next fifty-four months, which was the remaining term on the interest rate swap agreements.