Form 10-Q
period 2008-03-31
Heritage Financial Group
filed 2008-05-13
CIK 1320002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 — Commission File Number 000-51305

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
State the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date:
At May 5, 2008 there were 10,685,614 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP
INDEX

Page
Number
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 AND DECEMBER 31, 2007	3

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007	4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007	5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6 & 7

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007	8 & 9

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS	13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4. CONTROLS AND PROCEDURES	23

PART II — OTHER INFORMATION	24

SIGNATURES	26

EXHIBITS

31.1 Rule 13a-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a) Certification of Chief Financial Officer
32 Section 1350 Certification
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
Ex-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$9,113,231	$8,953,836
Interest-bearing deposits in banks	566,920	379,961
Federal funds sold	633,000	14,505,000
Securities available for sale, at fair value	128,823,746	107,867,192
Federal home loan bank stock, at cost	3,748,300	2,969,700

Loans	312,279,000	304,673,138
Less allowance for loan losses	4,720,175	4,415,669

Loans, net	307,558,825	300,257,469

Premises and equipment, net	16,188,598	14,815,520
Accrued interest receivable	2,671,873	2,586,357
Foreclosed assets	38,997	364,999
Intangible assets	1,000,000	1,000,000
Cash surrender value of bank owned life insurance	8,734,102	8,640,647
Other assets	5,329,115	6,331,560

	$484,406,707	$468,672,241

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$21,710,206	$21,058,567
Interest-bearing	294,779,181	309,570,843

Total deposits	316,489,387	330,629,410
Federal funds purchased and securities sold under agreements to repurchase	31,106,912	15,288,452
Other borrowings	65,000,000	50,000,000
Accrued interest payable	744,182	947,352
Other liabilities	5,758,848	6,214,877

Total liabilities	419,099,329	403,080,091

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,453,228 and 11,443,723 shares issued and outstanding	114,532	114,437
Capital surplus	39,237,974	39,009,323
Retained earnings	42,778,757	42,406,483
Accumulated other comprehensive loss	(2,376,824)	(3,303,342)
Unearned employee stock ownership (ESOP) shares, 319,508 and 330,525 shares	(3,195,075)	(3,305,250)

	76,559,364	74,921,651
Treasury stock, at cost 767,614 and 615,934 shares	(11,251,986)	(9,329,501)

Total stockholders’ equity	65,307,378	$65,592,150

	$484,406,707	$468,672,241

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest income
Interest and fees on loans	$5,476,706	$5,235,636
Interest on taxable securities	1,149,889	931,336
Interest on nontaxable securities	326,549	185,026
Interest on federal funds sold	71,754	221,080
Interest on deposits in other banks	8,148	10,586

	7,033,046	6,583,664

Interest expense
Interest on deposits	2,524,605	2,612,385
Interest on other borrowings	818,843	484,485

	3,343,448	3,096,870

Net interest income	3,689,598	3,486,794
Provision for loan losses	400,000	158,000

Net interest income after provision for loan losses	3,289,598	3,328,794

Noninterest income
Service charges on deposit accounts	927,278	835,118
Other service charges, commissions and fees	327,069	356,551
Brokerage fees	244,035	177,226
Mortgage origination fees	88,794	101,545
Bank owned life insurance	93,455	81,796
Gain (loss) on sale of securities	12,359	(28,682)
Other	72,137	64,569

	1,765,127	1,588,123

Noninterest expense
Salaries and employee benefits	2,300,957	2,282,821
Equipment	321,160	277,254
Occupancy	291,631	250,189
Advertising and marketing	145,331	90,064
Legal and accounting	126,831	97,808
Consulting and other professional fees	93,592	112,912
Directors fees and retirement	152,934	128,202
Telecommunications	71,919	55,523
Supplies	57,844	54,250
Data processing fees	304,213	178,806
Other operating	489,102	378,183

	4,355,514	3,906,012

Income before income taxes	699,211	1,010,905
Applicable income taxes	119,672	291,964

Net income	$579,539	$718,941

Basic earnings per share	$0.06	$0.07

Diluted earnings per share	$0.06	$0.07

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net income	$579,539	$718,941

Other comprehensive income (loss):
Net realized gain on termination of cash flow hedge during the period, net of tax of $359,490	539,235	—
Elimination of unrealized gain on cash flow hedge terminated during the period, net of tax of $156,558	(234,838)	—
Unrealized holding gains arising during period, net of tax benefit of $413,813 and $64,145	629,578	97,591
Reclassification adjustment for (gains) losses included in net income, net of (tax) benefit of ($4,902) and $11,375	(7,457)	17,307

Total other comprehensive income	926,518	114,898

Comprehensive income	$1,506,057	$833,839

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND
THE YEAR ENDED DECEMBER 31, 2007
(Unaudited)

	Common Stock		Capital
	Shares	Par Value	Surplus
Balance, December 31, 2006	11,449,155	$114,492	$37,807,784
Net income	—	—	—
Cash dividend declared, $.24 per share	—	—	—
Stock-based compensation expense			811,781
Repurchase of 61,106 shares of stock for the treasury	—	—	—
Issuance of 310 shares of common stock from the treasury	—	—	432
Forfeiture of 14,632 shares of restricted stock	(14,632)	(147)	147
Other comprehensive loss	—	—	—
Excess tax benefit from stock based compensation plans			64,119
Exercise of stock options	9,200	92	115,276
ESOP shares earned, 44,070 shares	—	—	210,106

Balance, December 31, 2007	11,443,723	114,437	39,009,323
Net income	—	—	—
Cash dividend declared, $.07 per share	—	—	—
Repurchase of 151,740 shares of stock for the treasury	—	—	—
Issuance of 60 shares of treasury stock	—	—	(127)
Other comprehensive income	—	—	—
Stock-based compensation expense	—	—	202,936
Issuance of restricted stock	9,505	95	(95)
ESOP shares earned, 11,018 shares	—	—	25,937

Balance, March 31, 2008	11,453,228	$114,532	$39,237,974

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND
THE YEAR ENDED DECEMBER 31, 2007
(Unaudited)

			Accumulated
	Unearned		Other
Retained	ESOP	Treasury	Comprehensive
Earnings	Shares	Stock	(Loss)	Total
$40,248,349	$(3,745,950	$(8,518,017)	$(3,097,880)	$62,808,778
2,921,105	—	—	—	2,921,105
(762,971)	—	—	—	(762,971)
—	—	—	—	811,781
		(816,227)		(816,227)
—	—	4,743	—	4,853

—	—	—	(205,462)	(205,462)
—	—	—	—	64,119
—	—	—	—	115,368
—	440,700	—	—	650,806

42,406,483	(3,305,250)	(9,329,501)	(3,303,342)	65,592,150
579,539	—	—	—	579,539
(207,265)	—	—	—	(207,265)
	—	(1,923,365)	—	(1,923,365)
—	—	880	—	753
—	—	—	926,518	926,518
—	—	—	—	202,936

—	110,175	—	—	136,112

$42,778,758	$(3,195,075)	$(11,251,986)	$(2,376,824)	$65,307,378

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS
ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$579,539	$718,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256,435	241,508
Provision for loan losses	400,000	158,000
ESOP compensation expense	136,112	179,649
Stock-based compensation expense	202,936	214,526
Net (gain) loss on sale of securities available for sale	(12,359)	28,682
Net gain on termination of cash flow hedge	898,725	—
Net (increase) decrease in foreclosed assets	326,002	(26,511)
Increase in bank owned life insurance	(93,455)	(81,797)
Increase in interest receivable	(85,516)	(393,289)
Increase (decrease) in interest payable	(203,170)	172,128
Increase in taxes payable	119,672	249,964
Net other operating activities	(582,331)	91,290

Total adjustments	1,363,051	834,150

Net cash provided by operating activities	1,942,590	1,553,091

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(186,959)	1,870,754
Purchases of securities available for sale	(27,196,720)	(25,835,338)
Proceeds from maturities of securities available for sale	3,401,409	1,498,299
Proceeds from sale of securities available for sale	3,887,984	3,970,820
Net change in Federal home loan bank stock	(778,600)	(20,300)
(Increase) decrease in federal funds sold	13,872,000	(6,000)
Increase in loans, net	(7,701,356)	(9,895,464)
Purchase of premises and equipment	(1,629,513)	(243,652)

Net cash used in investing activities	(16,331,755)	(28,660,881)

FINANCING ACTIVITIES
Increase (decrease) in deposits	(14,140,023)	21,470,440
Increase in federal funds purchased and securities sold under agreements to repurchase	15,818,460	5,002,673
Purchase of treasury stock, net	(1,922,612)	(78,516)
Proceeds from other borrowings	15,000,000	—
Dividends paid to shareholders	(207,265)	(181,509)

Net cash provided by financing activities	14,548,560	26,213,088

Net increase (decrease) in cash and due from banks	159,395	(894,702)

Cash and due from banks at beginning of year	8,953,836	9,781,232

Cash and due from banks at end of year	$9,113,231	$8,886,530

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS
ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three Months Ended March 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,546,618	$2,924,742
Taxes	—	279,412
NONCASH TRANSACTIONS
Decrease in unrealized losses on securities available for sale	$1,036,868	$191,497
Decrease in unrealized gains on cash flow hedges	391,396	—
See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES
The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan. The table below sets forth our earnings per share for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Basic earnings per share:
Net income	$579,539	$718,941

Weighted average common shares outstanding	10,282,887	10,317,919

Total basic earnings per common share	$0.06	0.07

Diluted earnings per share:
Net income	$579,539	$718,941

Weighted average common shares outstanding	10,282,887	10,317,919
Effect of dilutive stock options and restricted stock	26,732	65,990

Weighted average dilutive common shares outstanding	10,309,619	10,383,909

Total diluted earnings per common share	$0.06	0.07

NOTE 3 — SHARE-BASED COMPENSATION
On May 17, 2006, our stockholders approved the 2006 Equity Incentive Plan (“the Plan”). The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, to provide directors, advisory directors, officers and employees of Heritage Financial Group and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group. Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 771,149 shares, of which 550,821 were available as stock options or stock appreciation rights and 220,328 shares were available as restricted stock awards. During 2006, the Compensation Committee of the Board of Directors granted stock options and tandem stock appreciation rights totaling 520,605 shares and granted restricted stock awards totaling 207,905 shares. During the first quarter of 2008, an additional 19,750 of tandem stock option and stock appreciation rights, and 9,505 of restricted stock awards were granted to employees. All stock options, stock appreciation rights and restricted stock awards vest over a period of five years from date of issuance.
The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The share-based expense for these awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period. As of March 31, 2008, there was approximately $1,633,000 of unrecognized compensation associated with these awards. We recognized compensation expense of $124,849 for the three months ended March 31, 2008 related to these restricted awards.
We recognized compensation expense related to stock options of $78,088 for the three months ended March 31, 2008. At March 31, 2008, there was approximately $1,014,000 of unrecognized compensation related to stock options, which is expected to be recognized over a period of 3 years.
NOTE 4 — DERIVATIVE FINANCIAL INSTRUMENTS
In October and November of 2007, the Company entered into three, 5-year interest rate swap agreements totaling $20 million in notional amount to hedge against interest rate risk in a declining rate environment. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. On March 17, 2008, the Company terminated its three interest rate swap agreements with its counterparty for a total gain of $898,725. This gain will be deferred and recognized as a component of interest and fees on loans on a straight-line basis over the next fifty-four months, which was the remaining term on the interest rate swap agreements. As of March 31, 2008, the Company recognized net interest income of approximately $39,000 on these agreements prior to termination. There were no derivative financial instruments outstanding as of March 31, 2007.
NOTE 5 — FAIR VALUE MEASUREMENTS
On January 1, 2008, the Company adopted FASB No. 157, Fair Value Measurements. FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
FASB No. 157 emphasizes that fair value is market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Level 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liabilities, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale investment securities	$—	$128,823,746	$—	$128,823,746

Total assets at fair value	$—	$128,823,746	$—	$128,823,746

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
General
Heritage Financial Group (“the Company”) is the parent holding company of HeritageBank of the South (“the Bank”). The Company is in a mutual holding company structure and 73.7% of its outstanding common stock is owned by Heritage, MHC (“MHC”), a federal mutual holding company.
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
We continue to implement our business strategy, as set forth in our Form 10-K which was filed with the Securities and Exchange Commission on March 31, 2008. A critical component of this strategy includes increasing our commercial loan portfolio. During the first quarter of 2008, our commercial real estate, nonresidential, business and multifamily loans increased $6.1 million or 4.0% to $161.1 million. Our ability to continue to grow our commercial loan portfolio is critical to the success of our long term business strategy.
Another key component of our business strategy is the expansion of our operations outside of the Southwest Georgia market. In January of 2008, we opened our second branch in Ocala, Florida. As of March 31, 2008, we had total loans of $28.9 million and total deposits of $23.7 million at our Ocala, Florida branches. We are currently operating one branch out of a leased storefront facility and one permanent branch in Ocala. We are also renovating another facility that we expect to occupy during the second quarter of 2008, at which time we plan to discontinue operating the leased storefront facility.
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
Critical Accounting Policies.
We have not changed any of our critical accounting policies since those disclosed in our Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2008. Those accounting policies relate to the judgments and estimates used in the preparation of our financial statements in the calculation of the allowance for loan losses, the accounting for impaired loans and the provision for income taxes.
Off Balance Sheet Liabilities.
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. A summary of the Company’s commitments as of March 31, 2008, is as follows:

(In thousands)
Commitments to extend credit	$44,612,648
Financial stand-by letters of credit	4,985,985

$49,598,633

Comparison of Financial Condition at March 31, 2008 and December 31, 2007
Total assets increased $15.7 million, or 3.4% to $484.4 million at March 31, 2008, from $468.7 million at December 31, 2007. Total interest earning assets increased $14.9 million or 3.5% from $427.4 million at December 31, 2007, to $442.3 million at March 31, 2008. Total loans increased $7.6 million while securities increased $21.0 million at March 31, 2008 as compared to December 31, 2007. Other earning assets decreased $13.7 million during the first quarter of 2008, primarily due to a decrease in federal funds sold. The increase in securities was partially due to the purchase of bonds in anticipation of further rate cuts we expected to see from the Federal Reserve. This was done to largely to replace bonds that would be maturing or called in the next twelve months, in which we expected rates to be lower. The decrease in federal funds sold of $13.9 million was due to our deposit pricing strategy. During the quarter, we saw many of our competitors offering abnormally high deposit rates, despite the drop in rates from the Federal Reserve. We sought to pay more reasonable rates of interest on federal funds purchased and other borrowings during the quarter, and only paid market rates of interest on deposit accounts of select customers who had their primary banking relationship with us. This caused federal funds purchased and other borrowings to increase, while certificates of deposits decreased. However, the benefits to our margin during the quarter outweighed the decrease in our liquidity. During the second quarter of 2008, we expect to have to increase deposit pricing to some extent in order to maintain appropriate levels of liquidity. This could have a negative impact on our margin. However, we currently see more reasonable deposit pricing from our competitors than we saw earlier in the year.
Total liabilities increased $16.0 million or 4.0% to $419.1 million at March 31, 2008 compared with $403.1 million at December 31, 2007. The increase was due to an increase of $15.0 million in other borrowings and $15.8 million in federal funds purchased and repurchase agreements, while deposits decreased by $14.1 million. The total amount of other borrowings increased to $65.0 million during the first quarter of 2008. Federal funds purchased and repurchase agreements increased to $31.1 million at March 31, 2008 from $15.3 million in December 31, 2007. Deposits decreased $14.1 million or 4.3% to $316.5 million compared with $330.6 at December 31, 2007. The decrease was due to the maturity of $15.0 million in brokered certificates of deposits and our aforementioned deposit pricing strategy.
Total equity decreased approximately $285,000 to $65.3 million at March 31, 2008, compared with $65.6 million at December 31, 2007. Net income of approximately $580,000 , the allocation of $136,000 in ESOP shares, stock-based compensation of $203,000 and other comprehensive income of $927,000 increased equity, which was offset by dividends of $207,000 and the purchase of treasury stock of $1.9 million.
Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007
General
During the quarter ended March 31, 2008, our net income decreased $139,000 or 19.4% to $580,000 compared to $719,000 for the quarter ended March 31, 2007. Earnings per share decreased $0.01 or 14.29% compared to the 2007 quarter. The disproportionate decrease in earnings per share is due to our stock repurchase activity. The decrease in net income is due primarily to an increase in the provision for loan losses and noninterest expenses, which were partly offset by higher net interest income, higher noninterest income, and lower income tax expense.
Interest Income
Total interest income for the three months ended March 31, 2008, increased $449,000 or 6.83% to $7.0 million, compared to $6.6 million during the first quarter of 2007. The increase in average earning assets of $41.7 million added $659,000 to interest income, while the decrease in yield from 6.92% at March 31, 2007 to 6.67% at March 31, 2008 decreased interest income $284,000. The addition of one day to the first quarter of 2008 due to the leap year added $74,000 to interest income.

Interest Expense
Total interest expense increased $247,000 or 8.0% to $3.3 million for the three months ended March 31, 2008, compared to $3.1 million during the same period in 2007. The increase in average interest bearing liabilities of $42.3 million added $575,000 to interest expense, while the decrease in the average cost of funds to 3.35% in the first quarter of 2008 compared with 3.53% during the same period in 2007, reduced interest expense by $363,000. The addition of one day to the first quarter of 2008 due to the leap year added $35,000 to interest expense.
Net Interest Income
Net interest income increased 5.82% to $3.7 million at March 31, 2008 compared to $3.5 million during the same period in 2007. The net interest spread decreased 7 basis points for the first quarter of 2008 compared with the comparable period in 2007. The net interest margin fell 15 basis points to 3.56% for the three months ended March 31, 2008 compared to 3.71% for the three months ended March 31, 2007.
General Comments on Interest Rates
During the first quarter of 2008, we saw dramatic drops in interest rates as the Federal Reserve lowered the federal funds target rate three times for a total of 200 basis points. On April 30, 2008, the Federal Reserve lowered rates an additional 25 basis points and modified their bias from weakness to cautious. These reductions in rates have put extreme downward pressure on our margins, as our loans tend to reprice more quickly than our deposit products. Our asset-liability management policy seeks to mitigate interest rate risk by making our balance sheet as neutral as possible to changes in interest rates. Although our goal is to be neutral to changes in rates, we will never achieve this without taking undue risk. Therefore, we remain exposed to further reductions in interest rates. For more information on the effect of changes in interest rates, see Item 3 of this Form 10-Q.
Provision for Loan Losses
During the quarter ended March 31, 2008, we recorded a $400,000 provision for loan losses, which was an increase compared to the $158,000 provision during the same period in 2007. As general economic trends have declined, we have experienced increases in internally criticized and classified loans, as well as increases in nonperforming and past due loans.
Nonperforming loans increased $4.3 million to $4.7 million at March 31, 2008 compared to $364,000 at March 31, 2007. Nonperforming loans to total loans increased to 1.50% at March 31, 2008 from 0.13% at March 31, 2007. Nonperforming assets increased $4.0 million to $4.7 million at March 31, 2008 compared to $712,000 at March 31, 2007. Nonperforming assets to total assets increased to 0.98% at March 31, 2008 as compared to 0.16% in 2007. Annualized net charge-offs to average outstanding loans increased to 0.12% for the three months ending March 31, 2008 compared to 0.07% during the same period of 2007. The allowance for loan losses as a percentage of total loans increased slightly to 1.51% for March 31, 2008 compared with 1.46% at March 31, 2007. We have limited exposure to both the Gulf Coast of Florida and the metropolitan Atlanta market, which are where the majority of our nonperforming loans are located.
Our internally criticized and classified loans totaled $12.8 million at March 31, 2008, compared to $9.3 million at March 31, 2007. These balances include the aforementioned nonperforming loans, other real estate, and repossessed assets. Despite these increases, we still remain within our internal guidelines for both criticized and classified loans. Our internal loan review processes strive to identify weaknesses in loans prior to performance issues. However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.

Total loans past due greater than thirty days totaled $2.4 million or 0.76% of total loans at March 31, 2008. This compares to $463,000 or 0.16% of total loans at March 31, 2007. The bulk of the increases occurred in the commercial loan portfolio. Although this increase is significant, we remain within internal policy levels of past due loans.
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

Noninterest Income
A summary of noninterest income follows:

	Three Months Ended
	March 31,
	2008	2007	$ Chg	% Chg
Service charges on deposit accounts	$927,278	$835,118	$92,160	11.04%
Other service charges, commissions and fees	327,069	356,551	(29,482)	-8.27%
Brokerage fees	244,035	177,226	66,809	37.70%
Mortgage origination fees	88,794	101,545	(12,751)	-12.56%
Bank owned life insurance	93,455	81,796	11,659	14.25%
Gain (Loss) on sale of securities	12,359	(28,682)	41,041	-143.09%
Other	72,137	64,569	7,568	11.72%

Total noninterest income	$1,765,127	$1,588,123	$177,004	11.15%

Noninterest income as a percentage of average assets (annualized)	1.50%	1.49%

For the first three months of 2008, we have seen an increase in service charges on deposit accounts. This increase was made up of a $9,000 decrease in account services charges and a $101,000 increase in overdraft fees and other service charges. We expect the decrease in account service charges to continue as we face competitive pressure for transaction accounts and as we continue to implement no fee checking account products. We have implemented a program that allows customers to write checks, receive cash ATM withdrawals, and make debit card purchases on overdrawn accounts within defined limits for a fee. This product is increasing our overdraft fees, which is responsible for the increase in our service charges on deposit accounts in the current quarter. The decrease in other service charges, commissions and fees was due primarily to an increase in fees from debit and ATM transactions of $61,000 and a decrease in check printing commissions of $75,000. We expect to continue to see strong income from debit and ATM transactions as our customers are increasing debit and ATM usage compared with traditional check writing. The increase in check printing commissions in the 2007 quarter was due entirely to a one time payment from our vendor on renegotiation of our check printing contract. We do not expect this to continue in the future, and will likely see decreases in our check printing commissions as customers use more electronic forms of transactions.
The increase in brokerage fees was due to an increase in assets under management in our brokerage division. Approximately one third of this business is recurring fees on assets under management, and we expect to grow brokerage fees as we continue to grow assets under management.
Mortgage fees dropped $13,000 due to volatile interest rates swings in mortgage loans, which prevented many borrowers from locking in loan rates. In addition, stricter underwriting standards from our mortgage providers has increased the amount of time it takes to complete the mortgage process, as well as reduced the number of applicants who qualify for mortgages. We expect this trend to continue.
The increase in earnings on bank owned life insurance is due to an increased level of interest on our policies, due a rise in rates from exchanges we have made into higher yielding policies. In addition, our bank owned life insurance cash surrender values have continued to increase by the earnings we have accumulated. We expect this trend to continue.

The gain on sale of securities is due to portfolio adjustments we have made to increase yield and better position our balance sheet for potential changes in interest rates. This has primarily involved the sale of shorter term securities which have been replaced with longer term securities.
The increase in other noninterest income is due an increase in various other noninterest income items, the largest of which is an increase in Federal Home Loan Bank stock dividends.
Noninterest Expense.

	Three Months Ended
	March 31,
	2008	2007	$ Chg	% Chg
Salaries and employee benefits	$2,300,957	$2,282,821	$18,136	0.79%
Equipment	321,160	277,254	43,906	15.84%
Occupancy	291,631	250,189	41,442	16.56%
Advertising and marketing	145,331	90,064	55,267	61.36%
Legal and accounting	126,831	97,808	29,023	29.67%
Consulting and other professional fees	93,592	112,912	(19,320)	-17.11%
Directors fees and retirement	152,934	128,202	24,732	19.29%
Telecommunications	71,919	55,523	16,396	29.53%
Supplies	57,844	54,250	3,594	6.62%
Data processing fees	304,213	178,806	125,407	70.14%
Other operating	489,102	378,183	110,919	29.33%

Total noninterest expenses	$4,355,514	$3,906,012	$449,502	11.51%

Noninterest expenses as a percentage of average assets (annualized)	3.69%	3.67%

Salaries and employee benefits remained level despite cost of living increases and the addition of new staff for our first permanent branch in Ocala. The efficiency project we undertook in the first half of 2007 has allowed us to reduce our branch and back office staff through attrition. In addition, our ESOP expense has been reduced because of our lower stock price. Expenses under our senior executive retirement plans have also been eliminated for 2008 due to the acceleration of vesting that took place in the third quarter of 2007.
Equipment and occupancy expenses increased primarily because of the permanent branch we opened in Ocala in January of 2008.
The increase in advertising and marketing expense is due to increased advertising in Ocala, as well as the implementation of various customer loyalty programs.
Legal and accounting fees increased due to increased legal fees associated with our proposed investment in the Chattahoochee Bank of Georgia (in organization).
Consulting and other professional fees decreased due to the elimination of consulting fees incurred during our efficiency project that was undertaken during the first two quarters of 2007.
Directors’ fees and retirement fees increased primarily due to an increase in directors compensation for directors of the Bank who have served on the board for more than one year.
The increase in telecommunications expenses is related to the addition of the new branch in Ocala.

Supplies remained relatively flat as we have implemented better internal controls related to the purchase of supplies, and have renegotiated our supply contract with a major vendor.
Data processing fees increased due to two factors. First, as debit card usage and ATM fees have increased, the cost of facilitating these transactions has also increased. These fees are more than offset by the income we receive on these transactions. Also, during the first quarter of 2007, we resolved a billing dispute with our core processing provider, which resulted in lower than normal processing fees. During 2008, those fees returned to normal levels.
The increase in other operating expenses was due primarily to increases in regulatory fees and expenses related to foreclosures and other real estate.
Income Tax Expense
Income tax expense was approximately $172,000 less during the three months ended March 31, 2008, when compared to the three months ended March 31, 2007 as a result of the decrease in net income before taxes. The effective tax rate was 17.1% for the first quarter of 2008, compared to 28.9% for the 2007 quarter. This decrease in tax rate is due primarily to an increase in nontaxable interest on investment securities.
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
The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset and Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2008, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.
The consolidated statement of cash flows for the three months ended March 31, 2008 and 2007, detail cash flows from operating, investing and financing activities. For the three months ended March 31, 2008, net cash provided by operating activities was $1.9 million, while investing activities used $16.3 million, primarily to purchase available for sale securities and fund loans, and financing activities provided $14.5 million, resulting in a net increase in cash during the three month period of $159,000.

Regulatory Capital Ratios for HeritageBank of the South at March 31, 2008
The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities. The following table reflects the Bank’s compliance at March 31, 2008 with regulatory capital requirements. These calculations are based on total risk weighted assets of $359.5 million as of March 31, 2008 and average total assets of $461.3 million for the three months ended March 31, 2008.

					Minimum Required to
					Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Total Capital to Risk Weighted Assets	63,201	17.6%	28,764	8.0%	35,955	10.0%
Tier I Capital to Risk Weighted Assets	58,704	16.3%	14,382	4.0%	21,573	6.0%
Tier I Capital to Average Assets	58,704	12.7%	18,452	4.0%	23,065	5.0%
Heritage Financial Group is also subject to Georgia capital requirements for bank holding companies. At March 31, 2008, Heritage Financial Group had total equity of $65.3 million or 13.5% of total assets as of that date. Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier I leverage capital of $64.3 million or 13.6%, which is $45.4 million above the 4.0% requirement.

ITEM 3. QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Finally, the Company has no direct exposure to foreign currency exchange rate risk and commodity price risk.
Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk”. The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.
The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to 100, 200 and 300 basis point increases and decreases in market rates on net interest income and is monitored on a quarterly basis.
The Company’s strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk. In addition, we may enter into off-balance sheet transactions to mitigate this risk. These strategies aim to achieve neutrality to interest rate risk. Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.
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

Effect
Market	on Net
Rate	Interest
Change	Income
+300	9.17%
+200	8.38%
+100	5.23%
-100	-6.27%
-200	-11.94%
-300	-13.48%
Additional information required by Item 305 of Regulation S-K is set forth under Item 2 of this report.

ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”) as of March 31, 2008, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a — 15(f) under the Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or is likely to materially affect our internal control over financial reporting.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management’s evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that is anticipated to be a required part of our annual report on Form 10-K for the fiscal year ending December 31, 2008. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.
ITEM 1A. RISK FACTORS
There has not been any material change in the risk factors disclosure from that contained in the Company’s 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the quarter ended March 31, 2008.
Below is a summary of issuer purchases of equity securities during the quarter ended March 31, 2008. We extended our stock repurchase plan on February 19, 2008. As of that date, the Company had the ability to repurchase up to 143,394 through February 2009 unless completed sooner or otherwise extended.

			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	may yet be
	Total		Publicly	Purchased
	Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
	Purchased	Paid Per Share	Programs	Programs
January	7,500	$12.00	7,500	231,394
February	88,000	12.67	88,000	143,394
March	56,240	12.64	56,240	87,154

Total	151,740	$12.44	151,740	87,154

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

HERITAGE FINANCIAL GROUP
Date: May 13, 2008	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date: May 13, 2008	By:	/s/ T. Heath Fountain
T. Heath Fountain
Senior Vice President and Chief Financial Officer