Form 10-Q
period 2008-06-30
Heritage Financial Group
filed 2008-08-14
CIK 1320002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 — Commission File Number 000-51305

HERITAGE FINANCIAL GROUP
(A United States Corporation)
IRS Employer Identification Number 45-0479535
721 N. Westover Blvd., Albany, GA 31707
229-420-0000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒             No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.      Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).      Yes ☐            No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:
At August 11, 2008 there were 10,651,488 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

	Unaudited	Audited
	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$6,318,260	$8,953,836
Interest-bearing deposits in banks	441,039	379,961
Federal funds sold	6,149,000	14,505,000
Securities available for sale, at fair value	116,756,266	107,867,192
Federal home loan bank stock, at cost	3,748,300	2,969,700
Other equity securities, at cost	980,000	—

Loans	314,545,560	304,673,138
Less allowance for loan losses	4,107,864	4,415,669

Loans, net	310,437,696	300,257,469

Premises and equipment, net	16,569,834	14,815,520
Accrued interest receivable	2,267,161	2,586,357
Intangible assets	1,000,000	1,000,000
Foreclosed assets	2,408,804	364,999
Cash surrender value of bank owned life insurance	13,833,466	8,640,647
Other assets	6,665,146	6,331,560

	$487,574,972	$468,672,241

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$18,774,559	$21,058,567
Interest-bearing	302,619,220	309,570,843

Total deposits	321,393,779	330,629,410

Federal funds purchased and securities sold under repurchase agreements	30,629,407	15,288,452
Other borrowings	65,000,000	50,000,000
Accrued interest payable	772,878	947,352
Other liabilities	6,427,557	6,214,877

Total liabilities	424,223,621	403,080,091

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,453,228 and 11,443,723 issued	114,532	114,437
Capital surplus	39,463,944	39,009,323
Retained earnings	43,269,417	42,406,483
Accumulated other comprehensive loss	(4,791,821)	(3,303,342)
Unearned employee stock ownership plan (ESOP) shares, 308,490 and 330,525 shares	(3,084,900)	(3,305,250)

	74,971,172	74,921,651
Treasury stock, at cost, 797,534 and 615,934 shares	(11,619,821)	(9,329,501)

Total stockholders’ equity	63,351,351	65,592,150

	$487,574,972	$468,672,241

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income
Interest and fees on loans	$5,289,433	$5,514,001	$10,766,139	$10,749,637
Interest on taxable securities	1,205,193	1,046,731	2,355,082	1,978,067
Interest on nontaxable securities	298,314	281,425	624,863	466,451
Interest on federal funds sold	51,614	155,978	123,368	377,058
Interest on deposits in other banks	2,723	6,122	10,871	16,708

	6,847,277	7,004,257	13,880,323	13,587,921

Interest expense
Interest on deposits	2,129,761	2,767,336	4,654,366	5,379,721
Interest on other borrowings	914,860	577,863	1,733,703	1,062,348

	3,044,621	3,345,199	6,388,069	6,442,069

Net interest income	3,802,656	3,659,058	7,492,254	7,145,852
Provision for loan losses	782,000	337,000	1,182,000	495,000

Net interest income after provision for loan losses	3,020,656	3,322,058	6,310,254	6,650,852

Noninterest income
Service charges on deposit accounts	976,140	939,384	1,903,418	1,774,502
Other service charges, commissions and fees	331,734	259,724	658,803	616,275
Brokerage fees	261,796	264,181	505,831	441,407
Mortgage origination fees	116,914	92,766	205,708	194,311
Bank owned life insurance	99,384	87,260	192,839	169,056
Gain (loss) on sale of securities	7,386	287	19,745	(28,395)
Other	205,982	65,213	278,119	129,782

	1,999,336	1,708,815	3,764,463	3,296,938

Noninterest expense
Salaries and employee benefits	2,224,418	2,371,388	4,525,375	4,654,209
Equipment	298,898	277,248	620,058	554,502
Occupancy	272,164	254,067	563,795	504,256
Advertising and marketing	111,345	105,747	256,676	195,811
Legal and accounting	141,972	93,091	268,803	190,899
Consulting & other professional fees	85,098	174,169	178,690	287,081
Directors fees and retirement	160,263	131,202	313,197	259,404
Telecommunications	63,258	58,513	135,177	114,036
Supplies	55,008	56,461	112,852	110,711
Data processing fees	337,247	372,690	641,460	551,496
Other operating	427,275	451,923	916,377	830,106

	4,176,946	4,346,499	8,532,460	8,252,511

Income before income taxes	843,046	684,374	1,542,257	1,695,279

Applicable income taxes	155,215	135,363	274,887	427,327

Net income	$687,831	$549,011	$1,267,370	$1,267,952

Basic earnings per share	$0.07	$0.05	$0.12	$0.12

Diluted earnings per share	$0.07	$0.05	$0.12	$0.12

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$687,831	$549,011	$1,267,370	$1,267,952

Other comprehensive income (loss):
Net unrealized loss on cash flow hedge arising during the period, net of tax benefit of $125,946 for the quarter and for the year to date	(188,920)	—	(188,920)	—
Net realized gain on termination of cash flow hedge during the period, net of tax of $359,490	—	—	539,235	—
Elimination of unrealized gain on cash flow hedge terminated during the period, net of tax of
$156,558	—	—	(234,838)	—
Accretion of realized gain on terminated cash flow hedge, net of tax of $19,608 for the quarter and the year to date	(29,412)	—	(29,412)	—
Unrealized holding losses arising during the period, net of tax benefit of $1,461,489 and $1,006,221 for the quarter and $1,041,798 and $942,076 for the year to date	(2,192,233)	(1,530,873)	(1,562,697)	(1,433,283)
Reclassification adjustment for (gains) losses included in net income, net of (tax) benefit of $2,954 and ($114) for the quarter and ($7,898) and $11,261 for the year to date	(4,432)	(173)	(11,847)	17,134

Total other comprehensive loss	(2,414,997)	(1,531,046)	(1,488,479)	(1,416,149)

Comprehensive loss	$(1,727,166)	$(982,035)	$(221,109)	$(148,197)

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND
THE YEAR ENDED DECEMBER 31, 2007
(Unaudited)

	Common Stock
			Capital
	Shares	Par Value	Surplus
Balance, December 31, 2006	11,449,155	$114,492	$37,807,784
Net income	—	—	—
Cash dividend declared, $0.24 per share	—	—	—
Stock-based compensation expense			811,781
Repurchase of 61,106 shares of stock for the treasury	—	—	—
Issuance of 310 shares of common stock from the treasury	—	—	432
Forfeiture of 14,632 shares of restricted stock	(14,632)	(147)	147
Other comprehensive loss	—	—	—
Excess tax benefit from stock based compensation plans			64,119
Exercise of stock options	9,200	92	115,276
ESOP shares earned, 44,070 shares	—	—	210,106

Balance, December 31, 2007	11,443,723	114,437	39,009,323
Net income	—	—	—
Cash dividend declared, $0.14 per share	—	—	—
Repurchase of 181,740 shares of stock for the treasury	—	—	—
Issuance of 140 shares of treasury stock	—	—	(299)
Other comprehensive loss	—	—	—
Stock-based compensation expense	—	—	405,872
Issuance of restricted stock	9,505	95	(95)
ESOP shares earned, 22,035 shares	—	—	49,143

Balance, June 30, 2008	11,453,228	$114,532	$39,463,944

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND
THE YEAR ENDED DECEMBER 31, 2007
(Unaudited)

			Accumulated
	Unearned		Other
Retained	ESOP	Treasury	Comprehensive
Earnings	Shares	Stock	(Loss)	Total
$40,248,349	$(3,745,950	$(8,518,017)	$(3,097,880)	$62,808,778
2,921,105	—	—	—	2,921,105
(762,971)	—	—	—	(762,971)
—	—	—	—	811,781
		(816,227)		(816,227)
		4,743		4,853
—	—	—	—	—
—	—	—	(205,462)	(205,462)
—	—	—	—	64,119
—	—	—	—	115,368
—	440,700	—	—	650,806

42,406,483	(3,305,250)	(9,329,501)	(3,303,342)	65,592,150
1,267,370	—	—	—	1,267,370
(404,436)	—	—	—	(404,436)
	—	(2,292,365)	—	(2,292,365)
—	—	2,045	—	1,746
—	—	—	(1,488,479)	(1,488,479)
—	—	—	—	405,872
—	—	—	—	—
—	220,350	—	—	269,493

$43,269,417	$(3,084,900)	$(11,619,821)	$(4,791,821)	$63,351,351

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$1,267,370	$1,267,952

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	502,548	490,412
Provision for loan losses	1,182,000	495,000
ESOP compensation expense	269,493	355,900
Stock-based compensation expense	405,872	429,051
Net (gain) loss on sale of securities available for sale	(19,745)	28,395
Net gain on termination of cash flow hedge	898,725	—
Accretion of gain on termination of cash flow hedge	(49,020)	—
Net (increase) decrease in foreclosed assets	(2,043,805)	4,163
Increase in bank owned life insurance	(5,192,819)	(169,057)
(Increase) decrease in interest receivable	319,196	(129,362)
Increase (decrease) in interest payable	(174,474)	319,419
Increase (decrease) in taxes payable	274,887	(218,030)
Net other operating activities	(1,089,738)	823,194

Total adjustments	(283,120)	2,429,085

Net cash provided by operating activities	1,550,490	3,668,929

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(61,078)	1,769,025
Purchases of securities available for sale	(40,561,986)	(34,150,575)
Proceeds from maturities of securities available for sale	8,616,448	3,932,915
Proceeds from sale of securities available for sale	20,451,970	3,970,820
Purchase of bank owned life insurance	5,000,000	—
Net change in Federal home loan bank stock	(778,600)	(20,300)
Decrease in federal funds sold	8,356,000	7,880,000
Increase in loans, net	(11,362,227)	(18,200,490)
Purchase of premises and equipment	(2,256,862)	(788,086)

Net cash used in investing activities	(22,596,335)	(35,606,691)

FINANCING ACTIVITIES
Increase (decrease) in deposits	(9,235,631)	28,577,784
Increase in federal funds purchased and securities sold under agreement to repurchase	15,340,955	4,962,585
Proceeds from other borrowings	15,000,000	—
Purchase of treasury stock, net	(2,290,619)	(99,284)
Dividends paid to stockholders	(404,436)	(364,564)

Net cash provided by financing activities	18,410,269	33,076,521

Net increase (decrease) in cash and due from banks	(2,635,576)	1,166,867
Cash and due from banks at beginning of period	8,953,836	9,781,232

Cash and due from banks at end of period	$6,318,260	$10,948,099

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS
ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Six Months Ended March 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$6,562,543	$6,122,650
Taxes	—	907,873

NONCASH TRANSACTIONS
Increase in unrealized losses on securities available for sale	$2,624,239	$2,358,277
Decrease in unrealized gain on termination of cash flow hedges	391,396	—
Increase in unrealized losses on cash flow hedges	314,866	—
See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES
The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan. The table below sets forth our earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic earnings per share:
Net income	$687,831	$549,011	$1,267,370	$1,267,952

Weighted average common shares outstanding	10,210,936	10,324,625	10,246,912	10,321,290

Total basic earnings per common share	$0.07	$0.05	$0.12	$0.12

Diluted earnings per share:
Net income	$687,831	$549,011	$1,267,370	$1,267,952

Weighted average common shares outstanding	10,210,936	10,324,625	10,246,912	10,321,290
Effect of dilutive stock options and restricted stock	1,799	92,932	1,988	54,675

Weighted average dilutive common shares outstanding	10,212,735	10,417,557	10,248,900	10,375,965

Total diluted earnings per common share	$0.07	$0.05	$0.12	$0.12

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
The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period. As of June 30, 2008, there was approximately $1,508,000 of unrecognized compensation associated with these awards. For the three and six months ended June 30, 2008, we recognized compensation expense of approximately $125,000 and $250,000, respectively.
We recognized compensation expense related to stock options of approximately $78,000 for the three months and $156,000 for the six months ended June 30, 2008. At June 30, 2008, there was approximately $936,000 of unrecognized compensation related to stock options.
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
In May of 2008, the Company entered into two, 3-year interest rate swap agreements totaling $20 million in notional amount to hedge against interest rate risk in a flat or declining interest rate environment. As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.
As of June 30, 2008, the Company recognized interest income of approximately $112,000 year to date and $73,000 quarter to date on derivative financial instruments. There were no derivative financial instruments outstanding as of June 30, 2007.

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
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale investment securities	$—	$116,756,266	$—	$116,756,266

Total assets at fair value	$—	$116,756,266	$—	$116,756,266

Liabilities
Derivative financial instruments	$—	$314,866	$—	$314,866

Total liabilities at fair value	$—	$314,866	$—	$314,866

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
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
General
Heritage Financial Group (“the Company”) is the parent holding company of HeritageBank of the South (“the Bank”). The Company is in a mutual holding company structure and 74% of its outstanding common stock is owned by Heritage, MHC (“MHC”), a federal mutual holding company.
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
We continue to implement our business strategy, as set forth in our Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2008. A critical component of this strategy includes increasing our commercial loan portfolio. During the first six months of 2008, our commercial real estate, business and multifamily loans increased $6.0 million or 3.9% to $161.0 million at June 30, 2008. Our ability to continue to grow our commercial loan portfolio is an important element of our long-term business strategy.
Another key component of our business strategy is the expansion of our operations outside of the Southwest Georgia market. In January of 2008, we opened our second branch in Ocala, Florida. As of June 30, 2008, we had total loans of $34.2 million and total deposits of $27.4 million at our Ocala, Florida branches. We are currently operating two permanent branches in Ocala.
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
Off Balance Sheet Liabilities
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. We use the same credit policies in making these commitments as we do for on-balance sheet instruments. A summary of the Company’s commitments as of June 30, 2008, is as follows:

(In thousands)
Commitments to extend credit	$43,473
Financial stand-by letters of credit	4,986

$48,459

Comparison of Financial Condition at June 30, 2008 and December 31, 2007
Total assets increased $18.9 million or 4.0% to $487.6 million at June 30, 2008, from $468.7 million at December 31, 2007. Total interest earning assets increased $10.5 million or 2.5% to $437.9 million at June 30, 2008, from $427.4 million at December 31, 2007. Total loans increased $9.9 million or 3.2% to $314.5 million at June 30, 2008. Approximately $8.9 million of the loans booked during the first half of 2008 were related to our investment in the Chattahoochee Bank of Georgia (in organization) (“Chattahoochee”). We expect the majority of these loans to be paid off when Chattahoochee commences operations sometime late in the third quarter or early fourth quarter of this year. During the first half of 2008, loans outstanding in the North Central Florida region increased by $7.6 million to $34.2 million. Loans outstanding in the Southwest Georgia region decreased by $6.7 million during the first half of 2008. This decrease in loans was approximately evenly divided between commercial and retail loans. The weakened economic environment in the country, the Southeastern United States, and in our markets is resulting in very limited loan demand. In addition, as economic factors have deteriorated, we have tightened our credit standards. Therefore, we expect loan volume to be very limited for the remainder of 2008 unless economic trends improve significantly.
Securities increased $8.9 million at June 30, 2008 as compared to December 31, 2007. During the first half of the year, we took advantage of a steepened yield curve to prefund some investments that will mature over the next twelve months. Other earning assets decreased $8.3 million during the first half of 2008, primarily due to a decrease in federal funds sold. The decrease in federal funds sold of $8.4 million was due to our deposit pricing strategy. During the first half of 2008, we saw many of our competitors offering abnormally high deposit rates, despite the drop in rates from the Federal Reserve. We sought to pay more reasonable rates of interest on federal funds purchased and other borrowings during the first half of the year, and only paid market rates of interest on deposit accounts of select customers who had their primary banking relationship with us. This caused federal funds sold to decrease and other borrowings to increase, while certificates of deposits decreased.
Other equity securities increased to $980,000 as we funded our investment in Chattahoochee during the second quarter of 2008.
Premises and equipment increased by $1.8 million, primarily due to the construction of our second permanent location in Ocala. This branch opened in July of this year.
Foreclosed assets increased $2.0 million to $2.4 million. The majority of this increase was the foreclosure of a residential development in the Florida panhandle. This loan was a participation purchased by the Bank’s commercial lending division in Albany.
Cash surrender value of bank owned life insurance (“BOLI”) increased by $5.2 million, primarily due to the purchase of $5 million of additional BOLI in June of this year. This purchase was made due to an advantageous interest rate environment compared to other investment alternatives. In addition, this purchase allowed us to cover many new officers of the Bank that were not covered under existing BOLI policies which were purchased in 2001.
Total liabilities increased $21.1 million or 5.3% to $424.2 million at June 30, 2008 compared with $403.1 million at December 31, 2007. The increase was due to an increase of $15.0 million in other borrowings and $15.3 million in federal funds purchased and repurchase agreements, while deposits decreased by $9.2 million. The total amount of other borrowings increased to $65.0 million during the first half of 2008. Federal funds purchased and repurchase agreements increased to $30.6 million at June 30, 2008 from $15.3 million in December 31, 2007. Deposits decreased $9.2 million or 2.8% to $321.4 million compared with $330.6 at December 31, 2007. The majority of the decrease in deposits is due to a decrease in interest bearing deposits. During the year, we have faced tremendous competitive pressures on deposit rates. As we have seen this pressure increase, we have implemented policies to only give our highest deposit rates to relationship customers. Due to this policy, we have eliminated a number of single service customers whose only product with the Bank was a certificate of deposit. Although this has caused our deposits to decrease, we feel that the positive impact it has had on our net interest margin outweigh the decline in deposit balances. As deposit rates continue to remain extremely competitive, we will likely begin to offer higher rates to single product customers. This could have a negative impact on our net interest margin.
Total equity decreased $2.3 million to $63.3 million at June 30, 2008, compared with $65.6 million at December 31, 2007. Net income of $1.2 million for the first six months of 2008, net derivatives transactions of $86,000 and the allocation of $220,000 in ESOP shares increased equity, which was offset by dividends of $404,000, an increase in unrealized losses on available for sale securities of $1.5 million, and the purchase of treasury stock for $2.3 million.
Comparison of Operating Results
General
For the three months ended June 30, 2008 and 2007
During the quarter ended June 30, 2008, our net income increased $139,000 or 25.3% to $688,000 compared to $549,000 for the quarter ended June 30, 2007. The increase was due primarily to an increase in net interest income and noninterest income, which was offset by a higher provision and noninterest expense during the period.
For the six months ended June 30, 2008 and 2007
During the first half of 2008, income remained level at $1.3 million compared to $1.3 million for the first half of 2007. Higher net interest income and noninterest income was offset by a significant increase in the provision for loan losses, and higher noninterest expense.
Interest Income
For the three months ended June 30, 2008 and 2007
Total interest income for the three months ended June 30, 2008, decreased $157,000 or 2.2% to $6.8 million, compared to $7.0 million during the second quarter of 2007. The decrease was the result of a 69 basis points decrease in yield on average earning assets to 6.32% during the second quarter of 2008 as compared to the yield of 7.01% earned during the same period in 2007. This decrease was due to an overall fall in interest rates. We expect the yield on our earning assets to decrease slightly or remain flat during the remainder of 2008 as we continue to see the effects of the Federal Reserve rate cuts from late 2007 and early 2008. Average interest earning assets increased $35.3 million for the quarter ending June 30, 2008, compared with the same period in 2007.
For the six months ended June 30, 2008 and 2007
Total interest income for the six months ended June 30, 2008, increased $292,000 or 2.2% to $13.9 million, compared to $13.6 million during the second quarter of 2007. The increase was the result of an increase in average interest earning assets of $38.5 million for the first half of 2008 when compared to the same period in 2007. The yield on earning assets decreased 47 basis points to 6.50% during the six months ended June 30, 2008 from 6.97% during the 2007 period.

Interest Expense
For the three months ended June 30, 2008 and 2007
Total interest expense decreased $301,000 or 9.0% to $3.0 million for the quarter ended June 30, 2008, compared to $3.3 million during the same period in 2007. The average cost of funds decreased 80 basis points 3.76% during the second quarter of 2008 compared with 4.56% during the same period in 2007. The average balance of interest bearing liabilities was $395.8 million at June 30, 2008, an increase of $41.8 million or 11.8% compared to $354.1 million at June 30, 2007.
For the six months ended June 30, 2008 and 2007
Total interest expense decreased $54,000 or 0.8% to $6.4 million for the six months ended June 30, 2008. The average cost of funds decreased 44 basis points to 3.30% during the first half of 2008 compared with 3.74% during the same period in 2007. The average balance of interest bearing liabilities was $389.0 million at June 30, 2008, an increase of $42.0 million or 12.1% compared to $347.0 million at June 30, 2007. We expect to see our yield on interest bearing liabilities to remain flat or decrease slightly during the remainder of 2008. However, as previously mentioned, the market for deposit products is extremely competitive, and if it remains at this competitive level for the remainder of 2008, without a corresponding rise in Federal funds rates, it could have a negative impact on the cost of our interest bearing liabilities.
Net Interest Income
For the three months ended June 30, 2008 and 2007
Net interest income of $3.8 million was an increase from the $3.7 million shown during the same period in 2007. The net interest spread increased 1 basis point for the second quarter of 2008 to 3.24% compared with 3.23% during the same period in 2007. The net interest margin fell 16 basis points to 3.57% for the three months ended June 30, 2008 compared to the same period in 2007.
For the six months ended June 30, 2008 and 2007
Net interest income of $7.5 million was a increase from the $7.1 million shown during the same period in 2007. The net interest spread decreased 2 basis points for the first half of 2008 to 3.21% compared to 3.23% during the same period in 2007. The net interest margin fell 14 basis points to 3.57% for the six months ended June 30, 2008 compared to 3.72% during the first half of 2007.
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

Provision for Loan Losses
For the three months and six months ended June 30, 2008 and 2007
During the quarter ended June 30, 2008, we recorded a $782,000 provision for loan losses, which was a significant increase compared to the $337,000 provision during the same period in 2007. For the year to date period, we recorded a $1,182,000 provision for loan losses, which was $687,000 higher than the $495,000 of provision expense we incurred for the first half of 2007. As general economic treads have declined, we have experienced increases in internally criticized and classified loans, as well as increases in nonperforming and past due loans.
Annualized net charge-offs to average outstanding loans increased to 1.77% for the three months ending June 30, 2008 compared to 0.01% during the same period of 2007. Annualized net charge-offs to average outstanding loans increased to 0.96% for the six months ending June 30, 2008 compared to 0.04% during the same period of 2007.
Nonperforming loans increased $1.3 million to $1.8 million at June 30, 2008 compared to $546,000 at June 30, 2007. Nonperforming loans to total loans increased to 0.58% at June 30, 2008 from 0.19% at June 30, 2007. Nonperforming assets increased $3.4 million to $4.2 million at June 30, 2008 compared to $865,000 at June 30, 2007. Nonperforming assets to total assets increased to 0.87% at June 30, 2008 as compared to 0.19% in 2007. The allowance for loan losses as a percentage of total loans decreased to 1.31% for June 30, 2008 compared with 1.53% at June 30, 2007. This decrease in the percentage of the allowance for loan losses to total loans is due to the high level of charge-offs that have occurred during the first half of 2008.
Loans past due 30 days and still accruing totaled $2.2 million, or 0.71% of total loans at June 30, 2008. This compares to $1.9 million at December 31, 2007, or 0.65% of loans. At June 30, 2007, past due loans totaled $542,000 or 0.18% of loans.
Our internally criticized and classified assets totaled $19.3 million at June 30, 2008, compared to $13.4 million at December 31, 2007 and $13.7 million at June 30, 2007. These balances include the aforementioned nonperforming loans, other real estate, and repossessed assets. Our internal loan review processes strive to identify weaknesses in loans prior to performance issues. However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.
We continue to see weakness in our loan portfolio, and as economic conditions remain difficult, we expect this trend to continue until we see improvement in the overall economy. We have taken actions to prevent losses in our current portfolio, including a weekly meeting of members of management and lenders to discuss the status and action plan on each problem loan. We have also taken steps to better evaluate the capital and liquidity positions of our commercial loan guarantors, particularly those involved in commercial real estate construction and development.
We establish provisions for loan losses, which are charged to operations, at a level we believe will reflect probable credit losses based on historical loss trends and an evaluation of specific credits in the loan portfolio. In evaluating the level of the allowance for loan losses, we consider the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and past due status and trends.
We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses as necessary in order to maintain the proper level of allowance. While we use available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Noninterest Income
A summary of noninterest income follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Chg	% Chg	2008	2007	$ Chg	% Chg
Service charges on deposit accounts	$976,140	$939,384	$36,756	3.91%	$1,903,418	$1,774,502	$128,916	7.26%
Other service charges, commissions and fees	331,734	259,724	72,010	27.73%	658,803	616,275	42,528	6.90%
Brokerage fees	261,796	264,181	(2,385)	-0.90%	505,831	441,407	64,424	14.60%
Mortgage origination fees	116,914	92,766	24,148	26.03%	205,708	194,311	11,397	5.87%
Bank owned life insurance	99,384	87,260	12,124	13.89%	192,839	169,056	23,783	14.07%
Gain (loss) on sale of securities	7,386	287	7,099	2473.52%	19,745	(28,395)	48,140	-169.54%
Other	205,982	65,213	140,769	215.86%	278,119	129,782	148,337	114.30%

Total noninterest income	$1,999,336	$1,708,815	$290,521	17.00%	$3,764,463	$3,296,938	$467,525	14.18%

Noninterest income as a percentage of average assets (annualized)	1.64%	1.54%			1.57%	1.52%

We have continued to see an increase in service charges on deposit accounts. This increase was made up primarily of a $137,000 increase in non-sufficient fund charges. This increase is due to our implementation of a program that allows customers to receive cash ATM withdrawals and make debit card purchases on overdrawn accounts within defined limits for a fee. This product is increasing overdraft fees, which is responsible for the increase in our service charges on deposit accounts in the current quarter and for the year. The increase in other service charges, commissions and fees was due primarily to an increase in fees from debit and ATM transactions of $69,000 for the quarter and $130,000 for the year to date. We expect to continue to see strong income from debit and ATM transactions as our customers are increasing debit and ATM usage compared with traditional check writing. In addition, we saw a significant decrease in check printing commissions in the first half of 2008 when compared to the same period in 2007. This decrease was due entirely to a one time payment from our vendor on renegotiation of our check printing contract in 2007.
The increase in brokerage fees was due to an increased level of assets under management. In addition, we have benefited from enhanced product offerings with our new third party broker/dealer.
Mortgage fees have increased despite an increase in long term rates, credit tightening in the overall secondary mortgage market due to the collapse of sub-prime lending programs and a general slow down in the housing market. Although we did not participate in sub-prime mortgage lending, we do believe the tightening of the secondary market for these loans will have a negative impact on the overall housing market, and thus cause us to see mortgage activity below normal levels. However, we do believe we are benefiting from a decrease in the number of competing mortgage brokers in the markets we serve.

The increase in earnings on bank owned life insurance is due to an increased level of interest on our policies, due to a rise in longer term interest rates and exchanges we have made into higher yielding policies.
The gain on sales of securities for the year to date is due to portfolio adjustments we have made to increase yield and better position our balance sheet for potential changes in interest rates. We may take additional gains or losses during the year to increase yields and for asset-liability management purposes.
The majority of the increase in other noninterest income is a gain of approximately $100,000 on the sale of a 1/2 interest in a partnership which owns an office building located in the same office as our main office. This interest was sold to a related party.
Noninterest Expense
A summary of noninterest expense follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Chg	% Chg	2008	2007	$ Chg	% Chg
Salaries and employee benefits	$2,224,418	$2,371,388	$(146,970)	-6.20%	$4,525,375	$4,654,209	$(128,834)	-2.77%
Equipment	298,898	277,248	21,650	7.81%	620,058	554,502	65,556	11.82%
Occupancy	272,164	254,067	18,097	7.12%	563,795	504,256	59,539	11.81%
Advertising and marketing	111,345	105,747	5,598	5.29%	256,676	195,811	60,865	31.08%
Legal and accounting	141,972	93,091	48,881	52.51%	268,803	190,899	77,904	40.81%
Consulting & other professional fees	85,098	174,169	(89,071)	-51.14%	178,690	287,081	(108,391)	-37.76%
Directors fees and retirement	160,263	131,202	29,061	22.15%	313,197	259,404	53,793	20.74%
Telecommunications	63,258	58,513	4,745	8.11%	135,177	114,036	21,141	18.54%
Supplies	55,008	56,461	(1,453)	-2.57%	112,852	110,711	2,141	1.93%
Data processing fees	337,247	372,690	(35,443)	-9.51%	641,460	551,496	89,964	16.31%
Other operating	427,275	451,923	(24,648)	-5.45%	916,377	830,106	86,271	10.39%

Total noninterest expenses	$4,176,946	$4,346,499	$(169,553)	-3.90%	$8,532,460	$8,252,511	$279,949	3.39%

Noninterest expenses as a percentage of average assets (annualized)	3.43%	3.91%			3.56%	3.80%

Salaries and employee benefits declined despite cost of living increases and the addition of new staff for our first permanent branch in Ocala. The efficiency project we undertook in the first half of 2007 has allowed us to reduce our branch and back office staff through attrition. In addition, our ESOP expense has been reduced because of our lower stock price. Expenses under our senior executive retirement plans have also been eliminated for 2008 due to the acceleration of vesting that took place in the third quarter of 2007.
Equipment and occupancy expenses increased primarily because of the permanent branch we opened in Ocala in January of 2008. This will increase during the second half of 2008 as we begin to operate our second permanent location in Ocala.
The increase in advertising and marketing is due to additional marketing expenses incurred with our expansion into Ocala and the implementation of a branding campaign in our Albany market.
The increase in legal and accounting fees was primarily due to increased legal fees associated with our investment in the Chattahoochee Bank of Georgia (in organization).
Consulting and other professional fees decreased due to the elimination of consulting fees incurred from our efficiency project that was undertaken during the first two quarters of 2007.
Directors fees and retirement fees increased primarily due to an increase in directors compensation for directors of the Bank who have served on the board for more than one year.
The increase in telecommunications expenses is related to the addition of the new branch in Ocala.
Supplies remained relatively flat as we have implemented better internal controls related to the purchase of supplies, and we have also renegotiated our supply contract with a major vendor.
Data processing fees increased for the year due to two factors. First, as debit card usage and ATM fees have increased, the cost of facilitating these transactions has also increased. These fees are more than offset by the income we receive on these transactions. Also, during the first quarter of 2007, we resolved a billing dispute with our core processing provider, which resulted in lower than normal processing fees. During 2008, those fees returned to normal levels.
The increase in other operating expenses for the year was due primarily to increases in regulatory fees and expenses related to foreclosures and other real estate.

Income Tax Expense.
Income tax expense was $20,000 greater during the three months ended June 30, 2008, when compared to the three months ended June 30, 2007, as a result of the increase in net income before taxes. The effective tax rate was 18.4% for the 2008 quarter, compared to 19.8% for the 2007 quarter. For the six months ended June 30, 2008, income tax expense was $152,000 lower than the 2007 period. The effective tax rate was 17.8% for the first six months of 2008, compared to 25.2% for the first six months of 2007.
The lower tax rate for 2008 is due primarily to a significant increase in the amount of tax exempt income the Company receives from the purchase of municipal securities and BOLI.
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
The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2008, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.
The consolidated statement of cash flows for the six months ended June 30, 2008 and 2007, detail cash flows from operating, investing and financing activities. For the six months ended June 30, 2008, net provided by operating activities was $1.6 million while investing activities used $22.6 million, primarily due to the purchase of securities, BOLI and to fund loan growth, and financing activities provided $18.4 million primarily from an increase in other borrowings and repurchase agreements, resulting in a net decrease in cash during the six month period of $2.6 million.

Regulatory Capital Ratios for HeritageBank of the South at June 30, 2008
The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities. The following table reflects the Bank’s compliance at June 30, 2008, with regulatory capital requirements. These calculations are based on total risk weighted assets of $384.9 million as of June 30, 2008, and average total assets of $478.3 million for the six months ended June 30, 2008.

					Minimum Required to
					Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Total Capital to Risk Weighted Assets	$61,848	16.1%	$30,789	8.0%	$38,486	10.0%

Tier I Capital to Risk Weighted Assets	57,740	15.0	15,394	4.0	23,092	6.0

Tier I Capital to Average Total Assets	57,740	12.0	19,174	4.0	23,967	5.0
Heritage Financial Group is subject to Georgia capital requirements for bank holding companies. At June 30, 2008, Heritage Financial Group had total equity of $63.3 million or 13.0% of total assets as of that date. Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier I leverage capital of $67.0 million or 14.0%, which was $47.8 million above the 4.0% requirement.

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
Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk”. The repricing of interest earning assets and interest bearing liabilities can influence the changes in net interest income.
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

Effect
Market	on Net
Rate	Interest
Change	Income
+300	12.28%
+200	10.87%
+100	6.60%
-100	-7.25%
-200	-13.05%
-300	-15.85%
Additional information required by Item 305 of Regulation S-K is set forth under Item 2 of this report.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”) as of June 30, 2008, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended June 30, 2008, that has materially affected, or is likely to materially affect our internal control over financial reporting.
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
In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.
ITEM 1A. RISK FACTORS
There has not been any material change in the risk factors disclosure from that contained in the Company’s 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
There were no unregistered sales of equity securities during the quarter ended June 30, 2008.
Below is a summary of issuer purchases of equity securities during the quarter ended June 30, 2008.

			Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number		as Part of	that may yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
April	—	$—	—	87,154
May	30,000	12.30	30,000	57,154
June	—	—	—	—

Total	30,000	$12.30	30,000	57,154

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of the Shareholders of the Company was held on May 21, 2008. At this meeting, proxies were solicited pursuant to Regulation 14A under the Exchange Act. Total shares outstanding amounted to 10,719,354. A total of 9,952,296 shares (92.8% of total shares outstanding) were represented by shareholders in attendance at the meeting or by proxy.
The following director nominees were elected to serve as directors for terms to expire in 2011:
Joseph C. Burger, Jr., 9881,740 votes for, 70,556 votes withheld, representing 99.3% in favor. There were no broker non-votes.
Carol W. Slappey, 9,877,515 votes for, 74,781 votes withheld, representing 99.2% in favor. There were no broker non-votes.
Ratification of the appointment of Mauldin & Jenkins, Certified Public Accountants and Consultants, LLC, as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2007: by 9,906,988 votes for, 44,058 votes against, and 1,250 abstentions, representing 99.5% in favor. There were no broker non-votes.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

		Reference to
		Prior Filing
Regulation S-K		or Exhibit Number
Exhibit Number	Document	Attached Hereto
31	Rule 13a-14(a)/15d-14(a) Certifications	31
32	Section 1350 Certifications	32

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP
Date: August 14, 2008	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ T. Heath Fountain
T. Heath Fountain
Senior Vice President and Chief Financial Officer