Form 10-Q
period 2008-09-30
Heritage Financial Group
filed 2008-11-14
CIK 1320002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 — Commission File Number 000-51305

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
At November 1, 2008 there were 10,606,882 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP
INDEX

Page
Number
PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007	3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007	4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007	5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND THE YEAR ENDED DECEMBER 31, 2007	6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007	7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4. CONTROLS AND PROCEDURES	24

PART II — OTHER INFORMATION	25

SIGNATURES	27

EXHIBITS
31.1 Rule 13a—14(a) Certification of Chief Executive Officer
31.2 Rule 13a—14(a) Certification of Chief Financial Officer
32 Section 1350 Certification
EX-31.1
EX-31.2
EX-32

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007

	Unaudited	Audited
	September 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$16,133,167	$8,953,836
Interest-bearing deposits in banks	583,340	379,961
Federal funds sold	13,825,000	14,505,000
Securities available for sale, at fair value	115,925,389	107,867,192
Federal home loan bank stock, at cost	3,410,800	2,969,700
Other equity securities, at cost	1,010,000	—

Loans	312,766,771	304,673,138
Less allowance for loan losses	5,206,161	4,415,669

Loans, net	307,560,610	300,257,469

Premises and equipment, net	16,835,815	14,815,520
Accrued interest receivable	2,816,955	2,586,357
Intangible assets	1,000,000	1,000,000
Foreclosed assets	2,221,867	364,999
Cash surrender value of bank owned life insurance	13,984,826	8,640,647
Other assets	7,595,181	6,331,560

	$502,902,950	$468,672,241

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$16,527,041	$21,058,567
Interest-bearing	321,366,496	309,570,843

Total deposits	337,893,537	330,629,410

Federal funds purchased and securities sold under repurchase agreements	38,714,711	15,288,452
Other borrowings	57,500,000	50,000,000
Accrued interest payable	890,214	947,352
Other liabilities	6,277,803	6,214,877

Total liabilities	441,276,265	403,080,091

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,453,228 and 11,443,723 issued	114,532	114,437
Capital surplus	39,668,653	39,009,323
Retained earnings	41,313,441	42,406,483
Accumulated other comprehensive loss	(4,372,729)	(3,303,342)
Unearned employee stock ownership plan (ESOP) shares, 297,473 and 330,525 shares	(2,974,725)	(3,305,250)

	73,749,172	74,921,651
Treasury stock, at cost, 846,318 and 615,934 shares	(12,122,487)	(9,329,501)

Total stockholders’ equity	61,626,685	65,592,150

	$502,902,950	$468,672,241

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007

	For the Three Months		For the Nine Months
	2008	2007	2008	2007
Interest income
Interest and fees on loans	$5,179,786	$5,701,464	$15,945,925	$16,451,101
Interest on taxable securities	1,268,420	1,122,206	3,623,502	3,100,273
Interest on nontaxable securities	277,951	286,710	902,814	753,161
Interest on federal funds sold	37,566	115,207	160,934	492,265
Interest on deposits in other banks	3,636	6,065	14,507	22,773

	6,767,359	7,231,652	20,647,682	20,819,573

Interest expense
Interest on deposits	2,099,516	2,810,852	6,753,882	8,190,573
Interest on other borrowings	875,147	717,661	2,608,850	1,780,009

	2,974,663	3,528,513	9,362,732	9,970,582

Net interest income	3,792,696	3,703,139	11,284,950	10,848,991
Provision for loan losses	1,218,000	58,000	2,400,000	553,000

Net interest income after provision for loan losses	2,574,696	3,645,139	8,884,950	10,295,991

Noninterest income
Service charges on deposit accounts	1,046,544	1,061,419	2,949,962	2,835,921
Other service charges, commissions and fees	314,847	268,633	973,650	884,908
Brokerage fees	264,662	293,257	770,493	734,664
Mortgage origination fees	108,894	90,351	314,602	284,662
Bank owned life insurance	151,360	90,673	344,199	259,729
Gain (loss) on sale of securities	—	(20,768)	19,745	(49,163)
Impairment loss on securities	(3,019,181)	—	(3,019,181)	—
Other	33,435	72,080	311,554	201,862

	(1,099,439)	1,855,645	2,665,024	5,152,583

Noninterest expense
Salaries and employee benefits	2,353,230	3,469,295	6,878,605	8,123,504
Equipment	294,381	280,238	914,439	834,740
Occupancy	303,118	253,377	866,913	757,633
Advertising and marketing	86,800	103,657	343,476	299,468
Legal and accounting	129,632	141,564	398,435	332,463
Consulting & other professional fees	73,821	236,322	252,511	523,403
Directors fees and retirement	147,310	338,351	460,507	597,755
Telecommunications	63,003	55,874	198,180	169,910
Supplies	34,383	50,104	147,235	160,815
Data processing fees	333,276	303,237	974,736	854,773
Other operating	870,581	323,774	1,786,958	1,153,880

	4,689,535	5,555,793	13,221,995	13,808,304

Income (loss) before income taxes	(3,214,278)	(55,009)	(1,672,021)	1,640,270

Applicable income tax benefits	(1,452,505)	(1,217,683)	(1,177,618)	(790,356)

Net income (loss)	$(1,761,773)	$1,162,674	$(494,403)	$2,430,626

Basic earnings (loss) per share	$(0.17)	$0.11	$(0.05)	$0.24

Diluted earnings (loss) per share	$(0.17)	$0.11	$(0.05)	$0.23

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007

	For the Three Months		For the Nine Months
	2008	2007	2008	2007
Net income (loss)	$(1,761,773)	$1,162,674	$(494,403)	$2,430,626

Other comprehensive income (loss):
Net unrealized gain (loss) on cash flow hedge arising during the period, net of tax (benefit) of $114,665 for the quarter and ($17,810) for the year to date	162,206	—	(26,713)	—
Net realized gain on termination of cash flow hedge during the period, net of tax of $359,490	—	—	539,235	—
Elimination of unrealized gain on cash flow hedge terminated during the period, net of tax of $156,558	—	—	(234,838)	—
Accretion of realized gain on terminated cash flow hedge, net of tax of $19,609 for the quarter and $39,217 the year to date	(29,413)	—	(58,826)	—
Unrealized holding gains (losses) arising during the period, net of tax (benefit) of ($1,016,806) and $433,326 for the quarter and ($2,058,604) and ($508,750) for the year to date	(1,525,210)	659,266	(3,087,907)	(774,017)
Reclassification adjustment for losses included in net income, net of tax benefit of $1,207,672 and $8,237 for the quarter and $1,199,774 and $19,498 for the year to date	1,811,509	12,531	1,799,662	29,665

Total other comprehensive income (loss)	419,092	671,797	(1,069,387)	(744,352)

Comprehensive income (loss)	$(1,342,681)	$1,834,471	$(1,563,790)	$1,686,274

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2008 and
The Year Ended December 31, 2007

							Accumulated
							Other
	Common Stock		Capital	Retained	Unearned	Treasury	Comprehensive
	Shares	Par Value	Surplus	Earnings	ESOP Shares	Stock	Loss	Total
Balance, December 31, 2006	11,449,155	$114,492	$37,807,784	$40,248,349	$(3,745,950)	$(8,518,017)	$(3,097,880)	$62,808,778
Net income	—	—	—	2,921,105	—	—	—	2,921,105
Cash dividend declared, $0.24 per share	—	—	—	(762,971)	—	—	—	(762,971)
Stock-based compensation expense			811,781	—	—	—	—	811,781
Repurchase of 61,106 shares of stock for the treasury	—	—	—			(816,227)		(816,227)
Issuance of 310 shares of common stock from the treasury	—	—	432			4,743		4,853
Forfeiture of 14,632 shares of restricted stock	(14,632)	(147)	147	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(205,462)	(205,462)
Excess tax benefit from stock based compensation plans			64,119	—	—	—	—	64,119
Exercise of stock options	9,200	92	115,276	—	—	—	—	115,368
ESOP shares earned, 44,070 shares	—	—	210,106	—	440,700	—	—	650,806

Balance, December 31, 2007	11,443,723	114,437	39,009,323	42,406,483	(3,305,250)	(9,329,501)	(3,303,342)	65,592,150
Net loss	—	—	—	(494,403)	—	—	—	(494,403)
Cash dividend declared, $0.21 per share	—	—	—	(598,639)	—	—	—	(598,639)
Repurchase of 230,654 shares of stock for the treasury	—	—	—		—	(2,796,565)	—	(2,796,565)
Issuance of 270 shares of treasury stock	—	—	(533)	—	—	3,579	—	3,046
Other comprehensive loss	—	—	—	—	—	—	(1,069,387)	(1,069,387)
Stock-based compensation expense	—	—	608,808	—	—	—	—	608,808
Issuance of restricted stock	9,505	95	(95)	—				—
Excess tax from stock based compensation plans			(1,780)	—				(1,780)
ESOP shares earned, 33,052 shares	—	—	52,930	—	330,525	—	—	383,455

Balance, September 30, 2008	11,453,228	$114,532	$39,668,653	$41,313,441	$(2,974,725)	$(12,122,487)	$(4,372,729)	$61,626,685

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2008 and 2007

	For the Nine Months
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(494,403)	$2,430,626

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	733,986	733,800
Provision for loan losses	2,400,000	553,000
ESOP compensation expense	383,455	502,533
Stock-based compensation expense	608,808	616,067
Provision for deferred taxes	(2,249,432)	(99,256)
Net (gain) loss on sale of securities available for sale	(19,745)	49,163
Impairment loss on securities available for sale	3,019,181	—
Net gain on termination of cash flow hedge	898,725	—
Accretion of gain on termination of cash flow hedge	(98,043)	—
Net increase in foreclosed assets	(1,856,868)	(23,758)
Increase in bank owned life insurance	(344,179)	(259,730)
Increase in interest receivable	(230,598)	(838,291)
Increase (decrease) in interest payable	(57,138)	169,438
Increase (decrease) in taxes payable	1,067,296	(1,935,588)
Net other operating activities	258,446	1,529,474

Total adjustments	4,513,894	996,852

Net cash provided by operating activities	4,019,491	3,427,478

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(203,379)	1,740,453
Purchases of securities available for sale	(44,536,347)	(51,143,567)
Proceeds from maturities of securities available for sale	10,879,670	6,690,640
Proceeds from sale of securities available for sale	20,451,970	12,490,449
Purchase of bank owned life insurance	(5,000,000)	—
Net change in Federal home loan bank stock	(441,100)	(470,300)
Purchase of other equity securities	(1,010,000)	—
Decrease in federal funds sold	680,000	10,411,000
Increase in loans, net	(9,703,141)	(20,278,275)
Proceeds from sale of fixed assets	—	249,622
Purchase of premises and equipment	(2,754,281)	(2,481,949)

Net cash used in investing activities	(31,636,608)	(42,791,927)

FINANCING ACTIVITIES
Increase in deposits	7,264,127	18,120,845
Increase in federal funds purchased and securities sold under agreement to repurchase	23,426,259	12,291,371
Repayment of other borrowings	(20,500,000)	—
Proceeds from other borrowings	28,000,000	10,000,000
Excess tax related to stock-based compensation plans	(1,780)	—
Purchase of treasury stock, net	(2,793,519)	(811,755)
Dividends paid to stockholders	(598,639)	(585,438)

Net cash provided by financing activities	34,796,448	39,015,023

Net increase (decrease) in cash and due from banks	7,179,331	(349,426)
Cash and due from banks at beginning of period	8,953,836	9,781,232

Cash and due from banks at end of period	$16,133,167	$9,431,806

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,419,870	$9,801,144
Taxes	6,300	1,147,254

NONCASH TRANSACTIONS
Increase in unrealized losses on securities available for sale	$5,146,511	$1,282,776
Decrease in unrealized gain on termination of cash flow hedges	391,396	—
Increase in unrealized losses on cash flow hedges	44,523	—
See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES
The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan. The table below sets forth our earnings per share for the three months and nine months ended September 30, 2008 and 2007:

	Three Months		Nine Months
	2008	2007	2008	2007
Basic earnings per share:
Net income (loss)	$(1,761,773)	$1,162,674	$(494,403)	$2,430,626

Weighted average common shares outstanding	10,215,179	10,349,924	10,236,257	10,337,310

Total basic earnings per common share	$(0.17)	$0.11	$(0.05)	$0.24

Diluted earnings per share:
Net income (loss)	$(1,761,773)	$1,162,674	$(494,403)	$2,430,626

Weighted average common shares outstanding	10,215,179	10,349,924	10,236,257	10,337,310
Effect of dilutive stock options and restricted stock	—	52,389	—	67,020

Weighted average dilutive common shares outstanding	10,215,179	10,402,313	10,236,257	10,404,330

Total diluted earnings per common share	$(0.17)	$0.11	$(0.05)	$0.23

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
The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period. As of September 30, 2008, there was approximately $1,383,000 of unrecognized compensation associated with these awards. For the three and nine months ended September 30, 2008, we recognized compensation expense of approximately $125,000 and $375,000, respectively.
We recognized compensation expense related to stock options of approximately $78,000 for the three months and $234,000 for the nine months ended September 30, 2008. At September 30, 2008, there was approximately $858,000 of unrecognized compensation related to stock options.
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
As of September 30, 2008, the Company recognized interest income of approximately $201,000 year to date and $89,000 quarter to date on derivative financial instruments. There were no derivative financial instruments outstanding as of September 30, 2007.

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
FASB No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Level 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the assets or liabilities, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale investment securities	$—	$115,925,389	$—	$115,925,389

Total assets at fair value	$—	$115,925,389	$—	$115,925,389

Liabilities
Derivative financial instruments	$—	$44,523	$—	$44,523

Total liabilities at fair value	$—	$44,523	$—	$44,523

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
We continue to implement our business strategy, as set forth in our Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2008. A critical component of this strategy includes increasing our commercial loan portfolio. During the first nine months of 2008, our commercial real estate, business and multifamily loans increased $7.4 million or 4.8% to $162.3 million at September 30, 2008. Our ability to continue to grow our commercial loan portfolio is an important element of our long-term business strategy.
Another key component of our business strategy is the expansion of our operations outside of the Southwest Georgia market. In January of 2008, we opened our second branch in Ocala, Florida. As of September 30, 2008, we had total loans of $38.5 million and total deposits of $44.9 million at our Ocala, Florida branches. We are currently operating two permanent branches in Ocala.
Operating these branches outside of the Southwest Georgia market subjects us to additional risk factors. These risk factors include, but are not limited to the following: management of employees from a distance, lack of knowledge of the local market, additional credit risks, logistical operational issues, and time constraints of management. These risk factors, as well as others we have not identified, may affect our ability to successfully operate outside of our current market area.
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
Off Balance Sheet Liabilities
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. We use the same credit policies in making these commitments as we do for on-balance sheet instruments. A summary of the Company’s commitments as of September 30, 2008, is as follows:

(In thousands)
Commitments to extend credit	$39,437
Financial stand-by letters of credit	4,986

$44,423

Comparison of Financial Condition at September 30, 2008 and December 31, 2007
Total assets increased $34.2 million or 7.3% to $502.9 million at September 30, 2008, from $468.7 million at December 31, 2007. Total interest earning assets increased $15.7 million or 3.7% to $443.1 million at September 30, 2008, from $427.4 million at December 31, 2007. Total loans increased $8.1 million or 2.7% to $312.8 million at September 30, 2008. Approximately $9.5 million of the loans outstanding at September 30, 2008 were related to our investment in the Chattahoochee Bank of Georgia (“Chattahoochee”). Chattahoochee commenced operations during the third quarter, and we expect the majority of these loans to be paid off in the fourth quarter of this year. During the first nine months of 2008, loans outstanding in the North Central Florida region increased by $11.9 million to $38.4 million. Loans outstanding in the Southwest Georgia region decreased by $13.3 million during the first nine months of 2008. This decrease in loans was approximately evenly divided between commercial and retail loans. The weakened economic environment in the country, the Southeastern United States, and in our markets is resulting in very limited loan demand. In addition, as economic factors have deteriorated, we have tightened our credit standards. Therefore, we expect loan volume to be very limited for the remainder of 2008 unless economic trends improve significantly.
Securities increased $8.1 million at September 30, 2008 as compared to December 31, 2007. During the first nine months of the year, we took advantage of a steepened yield curve to prefund some investments that will mature over the next twelve months. Other earning assets, consisting of interest bearing deposits in banks and federal funds sold, decreased slightly to $14.4 million from $14.9 million at December 31, 2007.
Other equity securities increased to $1,010,000 as we funded our investment in Chattahoochee during the second quarter of 2008.
Premises and equipment increased by $2.0 million, primarily due to the construction of our second permanent location in Ocala. This branch opened in July of this year.
Foreclosed assets increased $1.9 million to $2.2 million. The majority of this increase was the foreclosure of a residential development in the Florida panhandle. This loan was a participation purchased by the Bank’s commercial lending division in Albany.
Cash surrender value of bank owned life insurance (“BOLI”) increased by $5.3 million, primarily due to the purchase of $5 million of additional BOLI in June of this year. This purchase was made due to an advantageous interest rate environment compared to other investment alternatives. In addition, this purchase allowed us to cover many new officers of the Bank that were not covered under existing BOLI policies which were purchased in 2001.
Total liabilities increased $38.2 million or 9.5% to $441.3 million at September 30, 2008 compared with $403.1 million at December 31, 2007. The increase was due to an increase of $7.5 million in other borrowings, $23.4 million in federal funds purchased and repurchase agreements, and $7.3 million in deposits. The total amount of other borrowings increased to $57.5 million during the first nine months of 2008. Federal funds purchased and repurchase agreements increased to $38.7 million at September 30, 2008 from $15.3 million in December 31, 2007. Deposits increased $7.3 million or 2.2% to $337.9 million compared with $330.6 at December 31, 2007. During the year, we have faced tremendous competitive pressures on deposit rates. As deposit rates continue to be extremely competitive, we have begun to offer higher rates on deposit products, despite the decrease in market interest rates. Although this will have a negative impact on our net interest margin, we believe it is important to maintain strong deposit funding during these uncertain economic times.
Total equity decreased $4.0 million to $61.6 million at September 30, 2008, compared with $65.6 million at December 31, 2007. Net losses of $494,000 for the first nine months of 2008, other comprehensive loss of $1.1 million, dividends of $599,000 and the purchase of treasury stock for $2.8 million decreased equity, while the allocation of $330,000 in ESOP shares and stock based compensation of $609,000 increased equity.

Comparison of Operating Results
General
For the three months ended September 30, 2008 and 2007
During the quarter ended September 30, 2008, we recorded a net loss of $1.8 million compared to net income of $1.2 million for the quarter ended September 30, 2007. The decrease in income was due primarily to a $3.0 million impairment charge and $1.2 million provision expense during the 2008 quarter.
For the nine months ended September 30, 2008 and 2007
During the first nine months of 2008, we recorded a net loss of $494,000 compared to net income of $2.4 million during the first nine months of 2007. The decrease in income was due primarily to a $3.0 million impairment charge and a $1.8 million increase in provision expense during the first nine months of 2008.
Reconciliation of net income to adjusted net income
During the third quarter of 2008 and 2007, we had unusual items affect our earnings. Due to the nature of these items, management feels that our operating results should also be viewed excluding these items to analyze the results of our core operations. Below is an analysis of our results excluding these items:
Unaudited Reconciliation of Net Income to Adjusted Net Income
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2008
Net income (loss)	$(1,762)	$1,163	$(494)	$2,431
Impairment loss on securities, net of tax	1,812	—	1,812	—
Charges to accelerate vesting on retirement plans, after tax	—	947	—	947
Reversal of contingent income tax liability	—	(1,060)	—	(1,060)

Adjusted net income	$50	$1,050	$1,318	$2,318

Diluted earnings (loss) per share	$(0.17)	$0.11	$(0.05)	$0.23
Impairment loss on securities, net of tax	0.18		0.17
Charges to accelerate vesting on retirement plans, after tax	—	0.09	—	0.09
Reversal of contingent income tax liability	—	(0.10)	$—	$(0.10)

Adjusted earnings per diluted share	$0.01	$(0.10)	$0.12	$0.22

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

Interest Income
For the three months ended September 30, 2008 and 2007
Total interest income for the three months ended September 30, 2008, decreased $464,000 or 6.4% to $6.8 million, compared to $7.2 million during the third quarter of 2007. The decrease was the result of a 87 basis points decrease in yield on average earning assets to 6.20% during the third quarter of 2008 as compared to the yield of 7.07% earned during the same period in 2007. This decrease was due to an overall fall in interest rates. We expect the yield on our earning assets to continue to decrease during the remainder of 2008 as we continue to see the effects of the Federal Reserve rate cuts from 2007 and 2008. Average interest earning assets increased $27.9 million for the quarter ending September 30, 2008, compared with the same period in 2007.
For the nine months ended September 30, 2008 and 2007
Total interest income for the nine months ended September 30, 2008, decreased $172,000 or 0.8% to $20.7 million, compared to $20.8 million during the third quarter of 2007. The decrease was the result of a 59 basis point decrease in yield on average interest earning assets to 6.41% compared to 7.00% during the first nine months of 2007. Average interest earnings assets increased by $34.6 million during the 2008 period.
Interest Expense
For the three months ended September 30, 2008 and 2007
Total interest expense decreased $554,000 or 15.7% to $3.0 million for the quarter ended September 30, 2008, compared to $3.6 million during the same period in 2007. The average cost of interest bearing liabilities decreased 95 basis points to 2.90% during the third quarter of 2008 compared with 3.85% during the same period in 2007. The average balance of interest bearing liabilities during the third quarter of 2008 was $407.6 million, an increase of $43.8 million compared to $363.8 million during the third quarter of 2007.
For the nine months ended September 30, 2008 and 2007
Total interest expense decreased $608,000 or 6.1% to $9.4 million for the nine months ended September 30, 2008. The average cost of interest bearing liabilities decreased 62 basis points to 3.16% during the first nine months of 2008 compared with 3.78% during the same period in 2007. The average balance of interest bearing liabilities was $395.2 million for the first nine months of 2008, an increase of $42.6 million compared to $352.6 million during the first nine months of 2007. The market for deposit products is extremely competitive and if it remains at this competitive level for the remainder of 2008, it will have a negative impact on the cost of our interest bearing liabilities.

Net Interest Income
For the three months ended September 30, 2008 and 2007
Net interest income of $3.8 million was an increase from the $3.7 million shown during the same period in 2007. The net interest spread increased 8 basis points for the third quarter of 2008 to 3.31% compared with 3.23% during the same period in 2007. The net interest margin fell 16 basis points to 3.54% for the three months ended September 30, 2008 compared to 3.70% during the same period in 2007.
For the nine months ended September 30, 2008 and 2007
Net interest income of $11.3 million was an increase from the $10.9 million shown during the same period in 2007. The net interest spread increased 3 basis points for the first nine months of 2008 to 3.25% compared to 3.22% during the same period in 2007. The net interest margin fell 14 basis points to 3.57% for the nine months ended September 30, 2008 compared to 3.71% during the first nine months of 2007.
General Comments on Interest Rates
During the first nine months of 2008, we saw dramatic drops in interest rates as the Federal Reserve lowered the federal funds target rate four times for a total of 225 basis points. These cuts were in addition to the reduction of 100 basis points during the last four months of 2007. These reductions in rates have put extreme downward pressure on our margins, as our loans tend to reprice more quickly than our deposit products. In addition, many of our competitors face extreme pressure on liquidity, and have therefore priced their deposit products aggressively. Most of this pressure has come from large regional and national banks that have been forced to seek deposit funding for their balance sheets when other sources of funding became more difficult to obtain. We expect this irrational pricing to continue, which will put pressure on our margins for the foreseeable future.
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
Provision for Loan Losses
For the three months and nine months ended September 30, 2008 and 2007
During the quarter ended September 30, 2008, we recorded a $1.2 million provision for loan losses, which was a significant increase compared to the $58,000 provision during the same period in 2007. For the year to date period, we recorded a $2.4 million provision for loan losses, which was $1.8 million higher than the $553,000 of provision expense we incurred for the first nine months of 2007. As general economic treads have declined, we have experienced increases in internally criticized and classified loans, as well as increases in nonperforming and past due loans.
Annualized net charge-offs to average outstanding loans increased to 0.15% for the three months ending September 30, 2008 compared to 0.10% during the same period of 2007. Annualized net charge-offs to average outstanding loans increased to 0.69% for the nine months ending September 30, 2008 compared to 0.06% during the same period of 2007.
Nonperforming loans increased $1.9 million to $5.4 million at September 30, 2008 compared to $3.5 at September 30, 2007. Nonperforming loans to total loans increased to 1.72% at September 30, 2008 from 1.12% at September 30, 2007. Nonperforming assets increased $3.7 million to $7.6 million at September 30, 2008 compared to $3.9 million at September 30, 2007. Nonperforming assets to total assets increased to 1.51% at September 30, 2008 as compared to 0.85% at September 30, 2007. The allowance for loan losses as a percentage of total loans increased to 1.66% at September 30, 2008 compared with 1.51% at September 30, 2007.

Loans past due 30 days and still accruing totaled $1.5 million, or 0.50% of total loans at September 30, 2008. This compares to $1.9 million at December 31, 2007, or 0.65% of loans. At September 30, 2007, past due loans totaled $857,000 or 0.29% of loans.
Our internally criticized and classified assets totaled $26.0 million at September 30, 2008, compared to $13.4 million at December 31, 2007 and $12.8 million at September 30, 2007. These balances include the aforementioned nonperforming loans, other real estate, and repossessed assets. Our internal loan review processes strive to identify weaknesses in loans prior to performance issues. However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.
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
Impairment Losses on Securities
During the quarter ended September 30, 2008, we determined that the securities of three issuers whose securities were held in our available for sale portfolio were other than temporarily impaired. The total impairment charge recorded was $3.0 million. The securities included a $1.5 million investment in the preferred stock of Freddie Mac, which we impaired to a value of $100,000 subsequent to the government intervention into the entity. In addition, we impaired the corporate bonds of General Motors, in which we had an investment of $1.2 million that was written down to $220,000, and the corporate bonds of Ford Motor Credit, in which we held an investment of $1.0 million that was written down to $400,000. Subsequent to September 30, 2008, we saw a significant increase in the value of our corporate bonds. Based on this change in value, we sold our investments in General Motors and Ford Motor Credit for an approximate $200,000 gain from the values the securities were written down to as of September 30, 2008. We currently still hold our investment in the preferred stock of Freddie Mac.
As of September 30, 2008, approximately 97% of our investment portfolio had a rating of investment grade, with 81% of the portfolio having a rating of AAA. Approximately 3% of our investment portfolio is not rated by the major credit rating agencies.

Noninterest Income
A summary of noninterest income, excluding securities transactions, follows:

	Three Months Ended September 30,
	2008	2007	$ Chg	% Chg
Service charges on deposit accounts	$1,046,544	$1,061,419	$(14,875)	-1.40%
Other service charges, commissions and fees	314,847	268,633	46,214	17.20%
Brokerage fees	264,662	293,257	(28,595)	-9.75%
Mortgage origination fees	108,894	90,351	18,543	20.52%
Bank owned life insurance	151,360	90,673	60,687	66.93%
Other	33,435	72,080	(38,645)	-53.61%

Total noninterest income	$1,919,742	$1,876,413	$43,329	2.31%

Noninterest income as a percentage of average assets (annualized)	1.55%	1.66%

	Nine Months Ended September 30,
	2008	2007	$ Chg	% Chg
Service charges on deposit accounts	$2,949,962	$2,835,921	$114,041	4.02%
Other service charges, commissions and fees	973,650	884,908	88,742	10.03%
Brokerage fees	770,493	734,664	35,829	4.88%
Mortgage origination fees	314,602	284,662	29,940	10.52%
Bank owned life insurance	344,199	259,729	84,470	32.52%
Other	311,554	201,862	109,692	54.34%

Total noninterest income	$5,664,460	$5,201,746	$462,714	8.90%

Noninterest income as a percentage of average assets (annualized)	1.56%	1.57%

We have continued to see an increase in service charges on deposit accounts for the year, despite a slight decline this quarter. The increase for the year was made up primarily of a $130,000 increase in non-sufficient fund charges. This increase is due to our implementation of a program that allows customers to receive cash ATM withdrawals and make debit card purchases on overdrawn accounts within defined limits for a fee. This product is increasing overdraft fees, which is responsible for the increase in our service charges on deposit accounts in the current quarter and for the year. The increase in other service charges, commissions and fees was due primarily to an increase in fees from debit and ATM transactions of $166,000 for the year to date. We expect to continue to see strong income from debit and ATM transactions as our customers are increasing debit and ATM usage compared with traditional check writing. In addition, we saw a significant decrease in check printing commissions in the first nine months of 2008 when compared to the same period in 2007. This decrease was due entirely to a one time payment from our vendor on renegotiation of our check printing contract in 2007.
The decrease in brokerage fees during the third quarter of 2008 was due to a decrease in assets under management during the quarter, due entirely to the decreases seen in both debt and equity markets. For the year to date, brokerage fees have increased as we have continued to add new customers and increase assets under management over 2007 levels.
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
The increase in earnings on bank owned life insurance is due to an increased level of interest earned on our policies, due to a rise in longer term interest rates and exchanges we have made into higher yielding policies. In addition, we invested an additional $5 million in bank owned life insurance at the end of the second quarter of 2008.

The majority of the increase in other noninterest income is a gain of approximately $100,000 on the sale of a 1/2 interest in a partnership which owns an office building located in the same office complex as our main office. This interest was sold to a related party.
Noninterest Expense
A summary of noninterest expense follows:

	Three Months Ended September 30,
	2008	2007	$ Chg	% Chg
Salaries and employee benefits	$2,353,230	$3,469,295	$(1,116,065)	-32.17%
Equipment	294,381	280,238	14,143	5.05%
Occupancy	303,118	253,377	49,741	19.63%
Advertising and marketing	86,800	103,657	(16,857)	-16.26%
Legal and accounting	129,632	141,564	(11,932)	-8.43%
Consulting & other professional fees	73,821	236,322	(162,501)	-68.76%
Directors fees and retirement	147,310	338,351	(191,041)	-56.46%
Telecommunications	63,003	55,874	7,129	12.76%
Supplies	34,383	50,104	(15,721)	-31.38%
Data processing fees	333,276	303,237	30,039	9.91%
Other operating	870,581	323,774	546,807	168.89%

Total noninterest expenses	$4,689,535	$5,555,793	$(866,258)	-15.59%

Noninterest expenses as a percentage of average assets (annualized)	3.78%	4.90%

	Nine Months Ended September 30,
	2008	2007	$ Chg	% Chg
Salaries and employee benefits	$6,878,605	$8,123,504	$(1,244,899)	-15.32%
Equipment	914,439	834,740	79,699	9.55%
Occupancy	866,913	757,633	109,280	14.42%
Advertising and marketing	343,476	299,468	44,008	14.70%
Legal and accounting	398,435	332,463	65,972	19.84%
Consulting & other professional fees	252,511	523,403	(270,892)	-51.76%
Directors fees and retirement	460,507	597,755	(137,248)	-22.96%
Telecommunications	198,180	169,910	28,270	16.64%
Supplies	147,235	160,815	(13,580)	-8.44%
Data processing fees	974,736	854,733	120,003	14.04%
Other operating	1,786,958	1,153,880	633,078	54.87%

Total noninterest expenses	$13,221,995	$13,808,304	$(586,309)	-4.25%

Noninterest expenses as a percentage of average assets (annualized)	3.63%	4.18%

The decrease is salaries and employee benefits is due primarily to the $1.2 million charge we took in the third quarter of 2007 to accelerate vesting under our senior executive retirement plans. Other salaries and employee benefits declined despite cost of living increases and the addition of new staff for our first permanent branch in Ocala. The efficiency project we undertook in the first half of 2007 has allowed us to reduce our branch and back office staff through attrition. In addition, our ESOP expense has been reduced because of our lower stock price. Expenses under our senior executive retirement plans have also been eliminated for 2008 due to the acceleration of vesting that took place in the third quarter of 2007.
Equipment and occupancy expenses increased primarily because of the two branches we opened in Ocala in the first and third quarters of 2008.
The increase year to date in advertising and marketing is due to additional marketing expenses incurred with our expansion into Ocala and the implementation of a branding campaign in our Albany market. During the third quarter, we decreased these marketing initiatives.

The increase in legal and accounting fees year to date was primarily due to increased legal fees associated with our investment in the Chattahoochee Bank of Georgia and an increase in legal fees associated with bad debt collections.
Consulting and other professional fees decreased due to the elimination of consulting fees incurred from our efficiency project that was undertaken during the first two quarters of 2007.
The decrease in directors fees is due to the $186,000 charge we took in the third quarter of 2007 to accelerate vesting under our directors’ retirement plan. This decrease was partially offset by an increase in directors’ compensation for directors of the Bank who have served on the board for more than one year.
The increase in telecommunications expenses is related to the addition of the new branches in Ocala.
Expenses for supplies decreased as we have implemented better internal controls related to the purchase of supplies, and we have also renegotiated our supply contract with a major vendor.
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
The increase in other operating expenses for the year was due primarily to increases in regulatory fees for deposit insurance and expenses related to foreclosures and other real estate, including a write down in the value of other real estate during the third quarter of 2008 of $272,000.
Income Tax Expense
During the quarter ended September 30, 2008, the Company recorded a tax benefit of $1.5 million. This compares to a tax benefit of $1.2 million during the third quarter of 2007, which was primarily due to the reversal of a contingent income tax liability of $1.1 million during the period. For the nine months ended September 30, 2008, the Company reported a tax benefit of $1.2 million, compared with a tax benefit of $790,000 during the same period in 2007.
Due to the unusual nature of the items that occurred during the third quarter of 2008 and 2007, a comparison of income tax rates for the time periods is not meaningful. Excluding these unusual items, the Company estimates its effective income tax rate to be approximately 20%. This effective rate is significantly below the statutory federal and state tax rates due to the significant amount of interest the Company receives on nontaxable investment securities and bank owned life insurance. In addition, a significant portion of the Company’s Georgia income tax liability is satisfied by tax credits received by the Company based on occupational taxes the Company pays to municipalities for its Georgia banking locations.
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
The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the

Bank’s liquidity ratios at September 30, 2008, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.
The consolidated statement of cash flows for the nine months ended September 30, 2008 and 2007, detail cash flows from operating, investing and financing activities. For the nine months ended September 30, 2008, net cash provided by operating activities was $4.0 million while investing activities used $31.6 million, primarily for the purchase of securities, BOLI and to fund loan growth, and financing activities provided $34.8 million primarily from an increase in deposits, other borrowings and repurchase agreements, resulting in a net increase in cash during the nine month period of $7.2 million.
Regulatory Capital Ratios for HeritageBank of the South at September 30, 2008
The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities. The following table reflects the Bank’s compliance at September 30, 2008, with regulatory capital requirements. These calculations are based on total risk weighted assets of $372.1 million as of September 30, 2008, and average total assets of $487.4 million for the nine months ended September 30, 2008.

					Minimum Required
					to Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets	$59,937	16.1%	$29,772	8.0%	$37,215	10.0%

Tier I Capital to Risk Weighted Assets	55,278	14.9	14,886	4.0	22,329	6.0

Tier I Capital to Average Total Assets	55,278	11.3	19,496	4.0	24,370	5.0
Heritage Financial Group is subject to Georgia capital requirements for bank holding companies. At September 30, 2008, Heritage Financial Group had total equity of $61.6 million or 12.3% of total assets as of that date. Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier I leverage capital of $63.3 million or 12.8%, which was $43.5 million above the 4.0% requirement.
Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises
The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September to address volatility in the U.S. banking system.
The Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled asset of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.
EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program, which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts (“TAGP”). Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program, under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies (“DGP”). The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009. The nonrefundable DGP fee is 75 basis points (annualized) for covered debt outstanding during the period from November 14, 2008 until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. At this time, we plan to participate in the TAGP and DGP programs.
Our deposit insurance premiums during the nine months ended September 30, 2008 were $195,000. Those premiums are expected to increase significantly in 2009 due to recent strains on the FDIC deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks. The current rates for FDIC assessments have ranged from 5 to 43 basis points, depending on the health of the insured institution. The FDIC has proposed increasing that assessment range to 12 to 50 basis points for the first quarter of 2009. For the remainder of 2009, it has proposed a range of 10 to 45 basis points for institutions that do not trigger risk factors for brokered deposits and unsecured debt and higher rates for those that do trigger those risk factors. The FDIC also proposed that it could increase assessment rates in the future without formal rulemaking.

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

Market Rate	Effect on Net
Change	Interest Income
+300	7.66%
+200	8.24%
+100	7.27%
-100	-9.47%
-200	-14.51%
-300	-16.50%
Additional information required by Item 305 of Regulation S-K is set forth under Item 2 of this report.

ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”) as of September 30, 2008, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a — 15(f) under the Act) that occurred during the quarter ended September 30, 2008, that has materially affected, or is likely to materially affect our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
The following risk factors are in addition to the risk factors contained in the Company’s 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Difficult market conditions and economic trends have adversely affected our industry and our business.
Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant writedowns of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional writedowns. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits or borrowings.
The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has adversely affected our business, financial condition, and results of operations.
Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more difficult and complex under these difficult market and economic conditions. We also expect to face increased regulation and government oversight as a result of these downward trends. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the FDIC insurance fund and reduce the FDIC’s ratio of reserves to insured deposits.
We do not expect these difficult conditions to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.
Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the U.S. banking system.
The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled asset of financial institutions.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry. In addition, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. Financial institutions have until December 5, 2008 to opt out of these two programs. The purpose of these legislative and regulatory actions is to stabilize the volatility in the U.S. banking system.
EESA, TARP and the FDIC’s recent regulatory initiatives may not have the desired effect. If the volatility in the market and the economy continue or worsen, our business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
There were no unregistered sales of equity securities during the quarter ended September 30, 2008.
Below is a summary of issuer purchases of equity securities during the quarter ended September 30, 2008.

			Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number		as Part of	that may yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
July	11,621	$10.38	11,621	45,533
August	—	—	—	45,533
September	37,293	10.29	37,293	8,240

Total	48,914	$10.31	48,914	8,240

On October 22, 2008, we announced that our board of directors had approved an additional stock purchase plan. Under the terms of the plan, we are authorized to repurchase up to 125,000 shares, which represents approximately 5% of the public shares outstanding. This plan will expire in October 2009 unless completed sooner or otherwise extended.
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

HERITAGE FINANCIAL GROUP
Date: November 14, 2008	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ T. Heath Fountain
T. Heath Fountain
Senior Vice President and Chief Financial Officer