Form 10-K
period 2008-12-31
Heritage Financial Group
filed 2009-03-31
CIK 1320002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)
Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
As of March 24, 2009, there were issued and outstanding 10,411,496 shares of the registrant’s common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant on this date was approximately $11.7 million, computed by reference to the last sales price on NASDAQ Global Market on that date of $6.50 per share on 1,799,767 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K – Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders.

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
The Company completed an initial public offering on June 29, 2005. It sold 3,372,375 shares of common stock in that offering for $10.00 per share. The Company’s employee stock ownership plan (the “ESOP”) purchased 440,700 shares with the proceeds of a loan from the Company. The Company received net proceeds of $32.4 million in the public offering, 50% of which was contributed to the Bank and $4.4 million of which was lent to the ESOP for its purchase of shares in the offering. The Company also issued 7,868,875 shares of common stock to Heritage, MHC (“MHC’). As of December 31, 2008, MHC owns approximately 75% of the Company.
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
Market Area
We intend to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Albany, Georgia, and primarily serve Southwest Georgia through offices in Albany — Dougherty, Lee and Worth Counties, and North Central Florida through offices in Ocala — Marion County. We occasionally make loans beyond our market area to meet customer’s needs and to develop new business. As of June 30, 2008, the latest date for which information is available, we had a 14.3% market share of insured deposits in the Albany metropolitan statistic area, ranking us third among all insured depository institutions. In the Ocala metropolitan statistic area, we have less than one percent of all insured deposits, and rank twenty second among all depository institutions.
Southwest Georgia Market — Albany Metropolitan Statistic Area
The Southwest Georgia economy is historically based on manufacturing and agriculture, but it has become more service-oriented in the last two decades. Median household income and per capita income are below the state and national averages, reflecting the rural nature of the market and limited availability of high paying white collar and technical jobs. As of January 2009, our market area reported an unemployment rate of 8.3%, compared with the national average of 8.1%. Major employers in our market area include the Marine Corps Logistic Base, Phoebe Putney Memorial Hospital, Procter & Gamble, Teleperformance USA, Albany State University, Darton College, Palmyra Medical Centers, and Miller Brewing Company. During 2008, the area lost a major employer when Cooper Tire and Rubber Company announced they were closing their plant in Albany, eliminating 1,400 jobs. This market has a population of approximately 166,000. Population growth in this area has remained relatively flat, with a 4.8% growth from 2000 to 2008. Over the next five years, the population is expected to grow 3.7%.
North Central Florida Market — Ocala Metropolitan Statistic Area
The North Central Florida market economy is a service based economy. The area is known for its world-class equestrian training facilities and its booming retirement communities. Median household income and per capita income are below the state and national averages. However, due to the large retirement populations, much more of the income is disposable in nature compared to other markets. Top employers in the area include Monroe Regional Medical Centers, Taylor, Bean & Whitaker Mortgage, Wal-Mart Stores, AT&T, Publix Supermarkets, Emergency One, Lockheed Martin, ClosetMaid and Central Florida Community College. The unemployment rate was 11.6% as of January 2009. This market has a population of approximately 339,000, and has experienced growth of 30.0% from 2000 to 2008. Over the next five years, the population is expected to grow 18.0%.

Expansion
In 2008, we invested approximately $1.0 million for 4.9% of the outstanding shares in Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia. This investment will provide us with the opportunity to further expand outside of Southwest Georgia. In addition to our investment in Chattahoochee, we expect to participate in loans generated by Chattahoochee that exceed their legal lending limits. We believe this structure will allow us to generate loan volume and exposure to Northeast Georgia without incurring building and personnel costs. Our Chief Executive Officer, O. Leonard Dorminey, serves on Chattahoochee’s Board of Directors, Executive Committee and Loan Committee. As of December 31, 2008, we had $6.1 million in loans purchased from Chattahoochee. As of that date, we also had $11.0 million in fed funds purchased from Chattahoochee.
Northeast Georgia Market — Gainesville Metropolitan Statistic Area
The Northeast Georgia market economy is a service based economy. The area is known as a medical hub for Northeast Georgia, and as a recreational center due to its location on Lake Lanier. Median household income is above the state and national averages, however, per capita income is below the state and national averages. Top employers in the area include Northeast Georgia Medical Center, Liberty Mutual Insurance, Elan Pharmaceuticals, Wrigley Manufacturing Company and Lake Lanier Islands. The unemployment rate was 8.3% as of January 2009. The market has a population of approximately 182,000, and has experienced growth of 29.7% from 2000 to 2008. Over the next five years, the population is expected to grow 16.4%.
Competition
We face strong competition in originating commercial, real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other banks, credit unions and mortgage bankers. Other banks, credit unions and finance companies also provide vigorous competition in consumer and commercial lending.
We attract our deposits through our branch office system. Competition for those deposits is principally from other banks and credit unions located in the same community, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.
On-line Presence
The Company maintains a website at www.eheritagebank.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company currently makes available on or through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, and all other Securities and Exchange Commission filings. These materials are also available free of charge on the Securities and Exchange Commission’s website at www.sec.gov.

Lending Activities
The following table presents information concerning the composition of the Bank’s loan portfolio in dollar amounts and in percentages (before deductions for allowances for losses) as of the dates indicated.

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate
One- to four-family	$79,727	26.36%	$74,752	24.54%	$73,681	26.62%	$74,121	29.17%	$74,324	31.20%
Multi-family	10,719	3.54	12,297	4.04	16,913	6.11	15,918	6.26	17,049	7.16
Commercial	52,477	17.35	41,630	13.66	44,496	16.08	37,985	14.95	38,581	16.19
Farmland	5,744	1.90	4,818	1.58	2,642	0.95	—	—	—	—
Construction and Development	43,297	14.31	51,308	16.84	32,822	11.86	16,505	6.50	8,248	3.46

Total real estate loans	191,964	63.46	184,805	60.66	170,554	61.62	144,529	56.88	138,202	58.01

Other loans
Consumer loans:
Student	552	0.18	594	0.20	703	0.25	1,110	0.44	1,190	0.50
Automobile	39,753	13.14	47,718	15.66	46,331	16.74	50,137	19.73	47,455	19.92
Home equity	18,344	6.06	17,257	5.66	16,368	5.91	15,591	6.14	13,837	5.81
Other	9,037	2.99	9,377	3.08	8,812	3.19	9,058	3.56	9,212	3.87

Total consumer loans	67,686	22.37	74,946	24.60	72,214	26.09	75,896	29.87	71,694	30.09

Commercial business loans	42,838	14.17	44,922	14.74	34,008	12.29	33,686	13.26	28,346	11.90

Total other loans	110,524	36.54	119,868	39.34	106,222	38.38	109,582	43.12	100,040	41.99

Total loans	302,488	100.00%	304,673	100.00%	276,776	100.00%	254,111	100.00%	238,240	100.00%

Less allowance for loan losses	4,951		4,416		4,076		3,618		2,965

	$297,537		$300,257		$272,700		$250,493		$235,275

The following table shows the composition of the Bank’s loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed Rate Loans:
Real Estate
One- to four-family	$72,353	23.92%	$69,841	22.92%	$68,774	24.85%
Multi-family	5,210	1.72	7,178	2.36	14,542	5.25
Commercial	42,084	13.91	32,634	10.71	28,109	10.16
Farmland	2,174	0.72	3,337	1.10	670	0.24
Construction and development	8,426	2.79	13,903	4.56	14,025	5.07

Total real estate loans	130,247	43.06	126,893	41.65	126,120	45.57
Consumer	45,168	14.93	53,618	17.60	50,629	18.29
Commercial business	14,218	4.70	16,482	5.41	13,505	4.88

Total fixed-rate loans	189,633	62.69	196,993	64.66	190,254	68.74

Adjustable Rate Loans:
Real Estate
One- to four-family	7,374	2.44	4,911	1.61	4,907	1.77
Multi-family	5,509	1.82	5,119	1.68	2,371	0.86
Commercial	10,393	3.44	8,996	2.95	16,387	5.92
Farmland	3,569	1.18	1,481	0.49	1,972	0.71
Construction and development	34,871	11.53	37,405	12.28	18,797	6.79

Total real estate loans	61,716	20.41	57,912	19.01	44,434	16.05
Consumer	22,518	7.44	21,328	7.00	21,585	7.80
Commercial business	28,621	9.46	28,440	9.33	20,503	7.41

Total adjustable rate loans	112,855	37.31	107,680	35.34	86,522	31.26

Total loans	302,488	100.00%	304,673	100.00%	276,776	100.00%

Less allowance for loan losses	4,951		4,416		4,076

Total loans, net	$297,537		$300,257		$272,700

The following schedule illustrates the contractual maturity of the Bank’s loan portfolio at December 31, 2008. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Tax exempt loans are shown at actual rates, not at tax-equivalent rates.

Real Estate
One- to Four Family		Multi-family		Commercial		Farmland		Construction		Consumer		Commercial Business		Total
	Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average		Average		Average		Average
Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
(Dollars in Thousands)
One year or less: (1)
$16,551	6.38%	$4,860	5.67%	$11,732	7.29%	$4,559	4.74%	$31,723	4.48%	$4,855	7.53%	$17,677	5.05%	$91,957	5.53%

One year through 5 years:
$36,459	6.67%	$5,859	5.07%	$36,123	6.41%	$1,185	5.77%	$10,326	5.78%	$43,679	7.93%	$21,666	6.04%	$155,297	6.75%

Five years and over:
$26,717	5.85%	$—	—%	$4,622	6.51%	$—	—%	$1,248	5.58%	$19,152	4.52%	$3,495	3.43%	$55,234	5.28%

Total:
$79,727		$10,719		$52,477		$5,744		$43,297		$67,686		$42,838		$302,488

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

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
We are subject to the lending limit established under Georgia law for loans to one borrower and the borrower’s related entities. See “How We Are Regulated — the Bank — Georgia Regulation.” Based on our capital level at December 31, 2008, the maximum amount under Georgia law that we could loan to any one borrower and the borrower’s related entities was $12.0 million for fully secured loans (including loans secured by real estate for which we have an independent appraisal) and $7.2 million for all other loans. Internally, we have set limits of $7.5 million for fully secured loans and $4.5 million for all other loans to any one borrower and the borrower’s related entities. These internal limits may be exceeded by approval of the board of directors.
Major loan customers. Our five largest lending relationships are with commercial borrowers and total $29.6 million in the aggregate, or 9.8% of our $302.5 million loan portfolio at December 31, 2008. The largest relationship consists of $7.5 million for a finance company secured by accounts receivable and real estate. The next four largest relationships at December 31, 2008, were $6.8 million to a retail pharmacy business primarily secured by real estate and inventory, $5.7 million for the construction and permanent financing of a hotel, and two unrelated loans for $5.3 million and $5.1 million for the purchase and development of real estate. At December 31, 2008, our next twenty largest lending relationships totaled $61.5 million or 20.3% of our total loan portfolio. One of these loan customers with a total balance of $5.3 million was on nonaccrual status as of December 31, 2008. One of these loan customers with a total relationship of $2.7 million had loans totaling $1.4 million that were thirty to fifty nine days past due as of December 31, 2008. The remainder of these loan relationships were current as of December 31, 2008. For further information on credit quality, see also the discussion under the headings “- Classified Assets” and "- Loan Delinquencies and Defaults” below.
One- to Four-Family Residential Real Estate Lending. We originate loans secured by first mortgages on one- to four-family residences in our lending area, and on occasion, outside our lending area for customers whose primary residences are within our lending area. The majority of these loans are originated for funding by another lender. During 2002 and 2003, this type of lending increased because of increased demand for refinancing and our decision, in 2003, to originate more fixed-rate residential loans for our portfolio. In 2004, this loan demand decreased, primarily due to a decrease in refinancing activity, and we reduced the amount of mortgage loans originated for our portfolio, though we continued to originate loans for funding by another lender. In 2005, we ceased originating 15- and 30- year one- to four-family residential loans for our own portfolio. At December 31, 2008, we had $79.7 million, or 26.4% of our loan portfolio in one- to four-family residential loans. Of these, $72.3 million were fixed-rate loans and $7.4 million were adjustable rate loans.
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

We no longer originate one- to four-family loans that are assumable. However, our portfolio does contain one- to four-family loans that are assumable, subject to our approval, and may contain prepayment penalties. Due to current market conditions and rapidly changing underwriting criteria, these loans may not be readily saleable to Freddie Mac, Fannie Mae, or other private investors. Our real estate loans contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the collateral.
We generally underwrite our non- owner-occupied, one- to four-family loans primarily based on a 1.25 times debt service coverage, though we also consider the applicant’s creditworthiness and the appraised value of the property. Presently, we lend up to 85% of the lesser of the appraised value or purchase price for the residence. These loans are offered with a fixed rate or an adjustable rate using the prime rate as the index. These loans have terms of up to 15 years and are not assumable. We generally obtain title opinions from our counsel regarding these properties.
Commercial and Multi-Family Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, and a limited amount of small retail establishments, hotels, motels, warehouses and small office buildings located in our market areas. At December 31, 2008, commercial real estate and multi-family loans totaled $52.5 million and $10.7 million or 17.4% and 3.5%, respectively, of our gross loan portfolio.
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
Construction and Development Lending. Our construction loan portfolio consists of loans for the construction of one- to four-family residences, multi-family residences and commercial properties. Construction lending generally affords us an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, construction loans are generally made with adjustable rates of interest for six- to nine-month terms, with interest-only payments due during the construction period. At December 31, 2008, we had $43.3 million in construction loans outstanding, representing 14.3% of our gross loan portfolio and consisting of $6.2 million in construction loans for one- to four-family residences, $216,000 in construction loans for multi-family properties, $13.2 million for commercial properties being constructed and $23.7 million in acquisition and development loans to builders, developers and individuals, for the development of lots for future residential and commercial construction.
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

Commercial Business Lending. At December 31, 2008, commercial business loans totaled $42.9 million or 14.2% of our gross loan portfolio. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than traditional single family loans.
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
Our management recognizes the generally increased risks associated with our commercial business lending. Our commercial lending policy emphasizes complete credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Review of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. In addition, we generally obtain personal guarantees from the borrowers on these types of loans. The majority of the Bank’s commercial loans have been to borrowers in Southwest Georgia and North Central Florida. We intend to continue our commercial lending in this geographic area.
Consumer Lending. We offer a variety of secured consumer loans, including home equity lines of credit, new and used auto loans, boat and recreational vehicle loans, and loans secured by deposit accounts. We also offer a limited amount of unsecured loans. We originate our consumer loans primarily in our market areas. At December 31, 2008, our consumer loan portfolio totaled $67.7 million, or 22.4% of our gross loan portfolio.
Our home equity lines of credit totaled $18.3 million, and accounted for 6.1% of our gross loan portfolio at December 31, 2008. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. Home equity lines of credit generally have a 15-year draw period and require the payment of 1.5% of the outstanding loan balance per month during the draw period, which may be reborrowed at any time during the draw period. We also offer a 15-year home equity line of credit that requires interest-only payments for the first five years, then fully amortizing payments over the remaining 10 years of the loan. At December 31, 2008, unfunded commitments on home equity lines of credit totaled $11.4 million. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.
We originate auto loans on a direct and indirect basis. Auto loans totaled $39.8 million at December 31, 2008, or 13.1% of our gross loan portfolio, of which $13.2 million was direct loans and $26.6 million was indirect loans. We have relationships with approximately 30 car dealerships for indirect lending under an arrangement providing a reserve fee to the referring dealer. Most of our indirect car loans are made with three of these dealerships. This indirect lending is highly competitive; however, our ability to provide same day funding makes our product more competitive. Auto loans may be written for up to six years and usually have fixed rates of interest. Loan-to-value ratios are up to 100% of the sales price for new autos and 100% of retail value on autos, based on valuation from official used car guides.
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

Loan Originations, Purchases, Sales, Repayments and Servicing
We originate one- to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers. Walk-in customers and referrals from existing customers are also important sources of loan originations. Since our conversion to a federal thrift in 2001, we have been able to expand our target market to include individuals who were not members of the credit union and have increased the number and amount of commercial real estate and commercial business loan originations. Loan origination fees earned totaled $746,000, $695,000 and $508,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
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
We have agreements with mortgage lenders, pursuant to which we originate residential mortgage loans for these lenders in accordance with their policies, terms and conditions and forward the loan package to those lenders for funding. We charge the borrower an origination fee for processing the borrower’s application in accordance with the lender’s specifications. We also may earn a premium on these loans based on the difference between the rate on the loan and the lock-in rate accepted by the lender. During 2008, we originated $35.5 million of mortgage loans for these lenders and generated approximately $400,000 of loan origination fees on these loans.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees for late payments totaled $288,000, $264,000 and $172,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
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

Delinquent Loans. At December 31, 2008, we had $998,000 or 0.3% of loans that were past due sixty days or more and still accruing interest. As of that date, loans past due thirty to fifty-nine days totaled $3.5 million, or 1.1% of total loans.
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

	December 31,
	2008	2007	2006	2005	2004
		(Dollars in Thousands)
Nonaccruing Loans:
One- to four-family	$689	$373	$—	$102	$62
Multi-family	—	—	—	—	—
Commercial	988	35	—	241	201
Construction and development	4,882	2,357	61	—	—
Consumer	575	447	197	524	301
Commercial business	147	—	—	—	—

Total	7,281	3,212	258	867	546

Foreclosed Assets:
One- to four-family	115	—	—	44	127
Multi-family	—	—	—	—	—
Commercial	284	287	306	—	—
Construction and development	1,666	—	—	—	—
Consumer	55	78	16	15	74
Commercial business	—	—	—	—	—

Total	2,120	365	322	59	201

Total nonperforming assets	$9,401	$3,577	$580	$929	$765

Total as a percentage of total assets	1.87%	0.76%	0.14%	0.25%	0.22%

As of December 31, 2008, the increased level of nonperforming assets is attributable primarily to our commercial and consumer lending activities. Commercial and consumer loans generally involve significantly greater credit risks than single-family residential lending. For a discussion of significant nonperforming assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this 10-K.
For the year ended December 31, 2008, there was approximately $203,000 gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms. No amount was included in interest income on these loans for this period.
Other Loans of Concern. In addition to the nonperforming assets set forth in the table above, as of December 31, 2008, there was also an aggregate of $13.4 million of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses.
Approximately $1.6 million of these loans of concern represent consumer bankruptcies. Bankruptcies are handled by our collection area. These loans are typically secured by adequate collateral, and repayment agreements have been established and followed. We charge off unsecured bankrupt accounts within 60 days of filing. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses.
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
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2008, we had $18.0 million of our assets internally classified, of which $15.9 million is classified as substandard, none is classified as doubtful, and $2.1 million is in other real estate and repossessions. The total amount classified represented 28.9% of our equity capital and 3.6% of our assets at December 31, 2008.

Provision for Loan Losses. We recorded a provision for loan losses for the year ended December 31, 2008 of $3.4 million, compared to $1.2 million for the year ended December 31, 2007. The provision for loan losses is charged to income to provide adequate allowance for loan losses to reflect probable incurred losses based on the factors discussed below under “— Allowance for Loan Losses.” The provision for loan losses for the year ended December 31, 2008 was based on management’s review of such factors which indicated that the allowance for loan losses reflected probable incurred losses in the loan portfolio as of the year ended December 31, 2008. For a more detailed analysis of the increased provision for loan losses in 2008, see “Provision for Loan Losses” included in Item 7 of this 10-K.
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
At December 31, 2008, our allowance for loan losses was $5.0 million or 1.64% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolios. The allowance is discussed further in Notes 1 and 3 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this 10-K.

The following table sets forth an analysis of our allowance for loan losses.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$4,416	$4,076	$3,618	$2,965	$3,503

Charge-offs:
One- to four-family	81	55	—	27	60
Multi-family	—	—	—	—	—
Commercial real estate	773	29	—	—	369
Construction and development	1,414	435	31	—	—
Consumer	687	398	368	567	557
Commercial business	47	116	—	—	4

	3,002	1,033	399	594	990

Recoveries:
One- to four-family	—	—	—	8	1
Multi-family	—	—	—	—	—
Commercial real estate	4	—	—	—	—
Construction and development	2	—	—	—	—
Consumer	161	195	162	224	247
Commercial business	20	—	—	—	4

	187	195	162	232	252

Net charge-offs	2,815	838	237	362	738

Provision charged to operations	3,350	1,178	695	1,015	200

Balance at end of period	$4,951	$4,416	$4,076	$3,618	$2,965

Ratio of net charge-offs during the period to average loans outstanding during period	1.58%	0.29%	0.09%	0.24%	0.30%

Ratio of net charge-offs during the period to average nonperforming assets	58.51%	36.12%	29.28%	43.46%	96.47%

Allowance as a percentage of nonperforming loans	67.99%	137.49%	1,582.00%	473.18%	525.71%

Allowance as a percentage of total loans (end of period)	1.64%	1.45%	1.47%	1.42%	1.24%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2008			2007			2006			2005
	(Dollars in Thousands)
			Percent			Percent			Percent			Percent
			of Loans			of Loans			of Loans			of Loans
		Loan	in Each		Loan	in Each		Loan	in Each		Loan	in Each
	Amount of	Amounts	Category	Amount of	Amounts	Category	Amount of	Amounts	Category	Amount of	Amounts	Category
	Loan Loss	By	to Total	Loan Loss	By	to Total	Loan Loss	By	to Total	Loan Loss	By	to Total
	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans
Secured by one-to four- family residential real estate	$637	$79,727	26.36%	$553	$74,752	24.54%	$875	$73,681	26.62%	$983	$74,121	29.17%

Secured by multi- family residential real estate	69	10,719	3.54	123	12,297	4.04	177	16,913	6.11	166	15,918	6.26

Secured by commercial real estate	874	52,477	17.35	847	41,630	13.66	925	44,496	16.08	711	37,985	14.95

Construction and development	1,275	43,297	14.31	1,616	51,308	16.84	471	32,822	11.86	218	16,505	6.50

Farmland	72	5,744	1.90	42	4,818	1.58	32	2,642	0.95	—	—	—

Consumer	890	67,686	22.37	740	74,946	24.60	791	72,214	26.09	858	75,896	29.87

Commercial business	1,134	42,838	14.17	495	44,922	14.74	805	34,008	12.29	682	33,686	13.26

Unallocated	—	—	—	—	—	—	—	—	—	—	—	—

Total	$4,951	$302,488	100.00%	$4,416	$304,673	100.00%	$4,076	$276,776	100.00%	$3,618	$254,111	100.00%

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
As a member of the Federal Home Loan Bank of Atlanta, we had $3.2 million in stock of the Federal Home Loan Bank of Atlanta at December 31, 2008. We maintain the minimum amount of stock the Federal Home Loan Bank of Atlanta allows based on our level of borrowings. For the year ended December 31, 2008, we received $129,000 in dividends from the Federal Home Loan Bank of Atlanta. We have been notified by the Federal Home Loan Bank of Atlanta that they do not expect to pay dividends on their stock for the current quarter and we do not anticipate any dividend payments in 2009.
The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. Our securities portfolio at December 31, 2008, did not contain securities of any single issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2008		2007		2006
	Carrying	% of	Carrying	% of	Carrying	% of
	Value	Total	Value	Total	Value	Total
	(Dollars in Thousands)
Securities available for sale:
U. S. Government sponsored agency securities	$21,165	18.22%	$14,996	13.90%	$29,439	34.81%
Corporate debt securities	1,789	1.54	3,854	3.57	4,106	4.86
Mortgage-backed securities	65,408	56.32	55,599	51.55	28,044	33.16
State, county and municipal securities	27,511	23.69	31,878	29.55	16,316	19.29
Equity and other	268	0.23	1,540	1.43	6,667	7.88

	$116,141	100.00%	$107,867	100.00%	$84,572	100.00%

Other earning assets:
Interest-bearing deposits with banks	$746	2.18%	$380	2.13%	$2,154	12.43%
Federal funds sold	30,254	88.50	14,505	81.24	12,677	73.15
FHLB stock	3,186	9.32	2,970	16.63	2,499	14.42

	$34,186	100.00%	$17,855	100.00%	$17,330	100.00%

For further information on the ratings of these securities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this 10-K.

The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock, as of December 31, 2008 are indicated in the following table. Yields on tax exempt obligations have been computed on a tax equivalent basis.

	Less than One Year		One to Five Years		Over Five to Ten Years		Over Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
					(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency securities	$—	—%	$452	4.41%	$2,995	5.65%	$17,477	5.89%	$20,924	5.82%	$21,165
Corporate debt securities	—	—	1,188	5.91	1,000	7.12	—	—	2,188	6.46	1,789
Mortgage-backed securities	—	—	2,549	3.83	17,790	4.71	44,042	5.57	64,381	5.26	65,408
State, county and municipal	1,500	4.17	925	5.04	4,322	5.65	23,306	6.82	30,053	6.43	27,511
Equity and other	—	—	—	—	—	—	435	5.84	435	5.84	268

Total investment securities	$1,500	4.17%	$5,114	4.58%	$26,107	5.04%	$85,260	5.98%	$117,981	5.68%	$116,141

Sources of Funds
General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.
Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings and checking accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits primarily in our market areas and rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. In addition, we solicit brokered deposits when terms and rates are more favorable than those in the markets we serve. At December 31, 2008, we had $53.0 million in brokered deposits, of which $25.2 million were money market deposits from a broker/ dealer, and $27.8 million were in short term certificates of deposit.
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
Under regulations of the Board of Governors of the Federal Reserve System, we are required to maintain noninterest bearing reserves at specified levels against our transaction accounts, primarily checking and NOW accounts. At December 31, 2008, the Bank was in compliance with these Federal Reserve requirements and, as a result, would have been deemed to be in compliance with a similar reserve requirement under Georgia law.

The following tables set forth the average dollar amount of deposits in the various types of interest-bearing deposit programs we offered during the years indicated and the average rate paid on these accounts.

	December 31,
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Interest bearing deposits:

Interest bearing demand	$43,102	1.12%	$37,217	0.99%	$37,891	0.83%
Savings and money market accounts	95,822	1.45	119,544	2.85	89,285	1.50
Retail time deposits	126,120	4.18	128,162	4.92	111,299	4.10
Wholesale time deposits	43,215	4.35	14,466	5.37	158	6.27

Total interest bearing deposits	$308,259	2.93%	$299,389	3.63%	$238,633	2.61%

Time deposits:

	Maturity as of December 31, 2008
	3-Months	Over 3-6	Over 6-12	Over 12
	or Less	Months	Months	Months	Total
	(In Thousands)
Time deposits of less than $100,000	$40,530	$19,122	$36,806	$15,861	$108,272
Time deposits of $100,000 or more	15,026	12,461	19,984	6,845	58,363

Total time deposits	$55,556	$31,583	$56,790	$22,706	$166,635

Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Since converting from a credit union in 2001, our borrowings have consisted of advances from the Federal Home Loan Bank of Atlanta. See Note 10 of the Notes to Consolidated Financial Statements.
We may obtain advances from the Federal Home Loan Bank of Atlanta upon the security of certain of our mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. At December 31, 2008, we had $52.5 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $36.0 million from the Federal Home Loan Bank of Atlanta.
We also have the ability to borrow up to $37.9 million from correspondent banks, pursuant to renewable lines of credit. We do not expect to utilize this source for funds for long term financing needs prior to utilizing all borrowing capacity at the Federal Home Loan Bank of Atlanta.
The Bank is authorized to borrow from the Federal Reserve Bank of Atlanta’s “discount window” after it has exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings.

The following table sets forth the maximum month-end balance and average balance of borrowings for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(Dollars In Thousands)
Maximum Balance
Federal Home Loan Bank advances	$88,000	$50,000	$50,000

Average Balance
Federal Home Loan Bank advances	$60,800	$44,521	$46,134

Average interest rate paid during the year	4.09%	4.56%	4.21%

End of Year Balance
Federal Home Loan Bank advances	$52,500	$50,000	$40,000

Weighted average interest rate of Federal Home Loan Bank advances	3.96%	4.67%	4.41%

Subsidiary and Other Activities
The Bank is engaged in the sale of securities and insurance products to customers through an agreement with a third-party broker-dealer, at a location separate from any of our deposit-taking facilities. During the year ended December 31, 2008, we earned $1.0 million in fees and commissions from this activity. This activity is conducted in accordance with applicable provisions of federal and state insurance and securities laws.
The Bank does not currently have any active subsidiaries. During 2008, the Bank had one active subsidiary, Heritage Real Estate Holdings (“HRE”). HRE owned a 50% interest in a partnership which owned an office building, a portion of which is used by us for the conduct of our sale of securities and insurance products. This partnership interest was sold in 2008 to a related party for a gain of approximately $100,000. After that sale, HRE had no active business activities.
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

Georgia Regulation. The Bank is subject to extensive regulation and supervision by the Georgia Department of Banking and Finance, including the ability to initiate enforcement actions. The Georgia Department of Banking and Finance regularly examines the Bank, often jointly with the FDIC. As a Georgia savings bank, we are required to have no more than 50% of our assets in commercial real estate and business loans. We are in compliance with this requirement. Our lending and investment authority and other activities are governed by Georgia law and regulations and polices of the Georgia Department of Banking and Finance. We are subject to a statutory lending limit for aggregate loans to one person or a group of persons combined because of certain common interests. That limit is 15% of our statutory capital base, except for loans fully secured by good collateral or ample security, which includes real estate with an independent appraisal, in which case that limit is increased to 25%. Our statutory capital base consists of our stock, paid-in-capital and surplus, capital debt and appropriated retained earnings, which is that portion of our retained earnings designated by the board of directors as not available for dividends. We have not appropriated any retained earnings. Our lending limit to a single borrower under Georgia law as of December 31, 2008 was $12.0 million secured and $7.2 million unsecured. We have no loans in excess of our lending limit. Georgia law also limits our ability to invest in real estate, including a limit on fixed assets of 60% of our statutory capital base, except for temporary grants of authority to exceed that limit granted by the Department of Banking and Finance.
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
Under federal law, if the Bank fails the qualified thrift lender test, the Company and MHC must obtain the approval of the Office of Thrift Supervision prior to continuing, directly or through other subsidiaries, any business activity other than those approved for multiple savings association holding companies or their subsidiaries. In addition, within one year of such failure, MHC and the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The qualified thrift lender test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2008, the Bank met the test.
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
The capital standards require Tier 1 capital equal to at least 3.0% of total assets for the strongest institutions with the highest examination rating and 4.0% of total assets for all other institutions, unless the FDIC requires a higher level based on the particular circumstances or risk profile of the institution. Tier 1 capital generally consists of equity capital, with certain adjustments, including deducting most intangibles. At December 31, 2008, the Bank had $1.0 million in intangibles included in Tier 1 capital. At December 31, 2008, the Bank had Tier 1 capital equal to $55.2 million, or 11.0% of total average assets, which is $20.0 million above the minimum requirement of 4.0%.

The FDIC also requires the Bank to have Tier 1 capital of at least 4.0% of risk weighted-assets and total capital of at least 8.0% of risk-weighted assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. Total capital consists of Tier 1 capital, as defined above, and Tier 2 capital, which consists of certain permanent and maturing capital instruments that do not qualify as Tier 1 capital and of the allowance for possible loan and lease losses up to a maximum of 1.25% of risk-weighted assets. Tier 2 capital may be used to satisfy these risk-based requirements only to the extent of Tier 1 capital. At December 31, 2008, the Bank had $358.2 million in risk-weighted assets, $59.7 million in Tier 2 capital and $55.2 million in total capital. The FDIC is authorized to require the Bank to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities. On December 31, 2008, the Bank had Tier 1 capital of 15.4% of risk-weighted assets and Tier 2 capital of 16.7% of risk-weighted assets. These amounts were $14.3 million and $28.7 million, respectively, above the 4.0% and 8.0% requirement.
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
In 2008 and 2009, the Bank requested and received approval from the Georgia Department of Banking and Finance to pay dividends in excess of 50% of last calendar year’s net income. Dividends paid by the Bank to the Company were $1.6 million in 2008 and $1.0 million through March of 2009.

In addition, MHC may elect to waive its pro rata portion of a dividend declared and paid by the Company after filing a notice with and receiving no objection from the Office of Thrift Supervision. During 2008, MHC waived its dividends. We anticipate that MHC, subject to its own need for capital and funds, will waive dividends paid by the Company. The interests of other stockholders of the Company who receive dividends are not diluted by any waiver of dividends by MHC in the event of a full stock conversion.
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
Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2008, the Bank had no net operating loss carryforwards for federal income tax purposes.
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
The Company and the Bank also are subject to Georgia business occupation taxes computed on gross receipts after deducting exempt income and interest paid on deposits and other liabilities. These taxes are assessed by state, county and city municipalities in Georgia. The tax rates assessed vary from one municipality to another. The total occupation taxes paid in 2008 amounted to $144,000.
Employees
At December 31, 2008, we had a total of 120 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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
Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively affected the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by some financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Some financial institutions have experienced decreased access to deposits and/or borrowings.
The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.
Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. As a result of the foregoing factors, there is a potential for new laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.
We do not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market area. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.
Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.
The recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program. Under the TARP Capital Purchase Program, Treasury is purchasing equity securities from participating institutions. The warrant offered by this prospectus, together with our Series A Preferred Stock, was issued by us to Treasury pursuant to the TARP Capital Purchase Program. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.
Our loan portfolio possesses increased risk due to our substantial number of multi-family, commercial real estate, commercial business and consumer loans.
Our multi-family, commercial real estate and commercial business loans accounted for approximately 35.1% of our total loan portfolio as of December 31, 2008. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one-to-four family, owner-occupied residential properties. In addition, we plan to increase our emphasis on multi-family, commercial real estate and commercial business lending. Because of our planned increased emphasis on and increased investment in multi-family and commercial real estate and commercial business lending, it may become necessary to increase the level of our provision for loan losses, which could decrease our net profits.
Our loan portfolio contains residential and commercial construction loans, which increase the risk in our loan portfolio.
Our construction and land loan portfolio represented 14.3% of our total loan portfolio at December 31, 2008. Generally, we consider construction loans to involve a higher degree of risk than one-to-four family residential loans, because funds are advanced on the security of projects under construction and of uncertain value until completed. We intend to increase our residential and commercial construction lending, to the extent opportunities are available in our market area and meet our underwriting criteria. This increased emphasis on construction lending, particularly on commercial projects, may require us to increase the level of our provision for loan losses, which could decrease net profits.
If economic conditions deteriorate, our results of operations and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases.
Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates that cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because the majority of our borrowers are individuals and businesses located and doing business in the Georgia counties of Dougherty, Lee and Worth, and the Florida county of Marion, our success will depend significantly upon the economic conditions in those and the surrounding counties. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution more able to spread these risks of unfavorable local economic conditions across a large number of diversified economies. In addition, at December 31, 2008, approximately 63.5% of our total loans were secured by real estate. Accordingly, decreases in real estate values could adversely affect the value of collateral securing our loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans. In this regard, a substantial majority of our loans are to individuals and businesses in Southwest Georgia and North Central Florida. These factors could expose us to an increased risk of loan defaults and losses and have an adverse impact on our earnings.
If our allowance for loan losses is not sufficient to cover actual loan losses, or if credit delinquencies increase, our earnings could decrease.
Like other financial institutions, we face the risk that our customers will not repay their loans, that the collateral securing the payment of those loans may be insufficient to assure repayment, and that we may be unsuccessful in recovering the remaining loan balances. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover any loan losses which may occur. In determining the size of the allowance, we also rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, delinquencies and non-accruals, national and local economic conditions and other pertinent information. Material additions to our allowance could materially decrease our net income. Furthermore, if those established loan loss reserves are insufficient and we are unable to raise revenue to compensate for these losses, such losses could have a material adverse effect on our operating results. Our allowance for loan losses was 1.64% of total loans and 68.0% of non-performing loans at December 31, 2008. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds. As of December 31, 2008, we believe that the current allowance level is our best estimate of losses inherent in our loan portfolio.

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
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.
We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital in response to a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.
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
Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our Bank subsidiary to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to our Bank and banks that are regulated by the Georgia Department of Banking and Finance. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock.
MHC owns more than half of the common stock of the Company. As a result, MHC has enough votes to control what happens on most matters submitted to a vote of stockholders.
MHC is required by the regulations of the Office of Thrift Supervision to own more than half of our common stock of Heritage Financial Group. At December 31, 2008, MHC owned approximately 75% of our shares. The board of directors of MHC has the power to direct the voting of this stock. Depositors of the Bank, who elect the board of MHC, generally have assigned this right of election to the board by proxy. Therefore, the board of MHC will control the results of most matters submitted to a vote of stockholders of the Company. We cannot assure you that the votes cast by MHC will be in the best interests of our public stockholders.
The amount of common stock we control, our charter and bylaws, and state and federal statutory provisions could discourage hostile acquisitions of control.
In addition to the shares owned by MHC, our board of directors, executive officers and our employee stock ownership plan controlled approximately 29% of our common stock as of March 24, 2009. This inside ownership together with provisions in our charter and bylaws may have the effect of discouraging attempts to acquire the Company, pursue a proxy contest for control of the Company, assume control of the Company by a holder of a large block of common stock and remove the Company’s management, all of which certain stockholders might think are in their best interests. These provisions include, among other things:
•	staggered terms of the members of the board of directors;

•	restrictions on the acquisition of our equity securities without regulatory approval; and

•	the authorization of 1,000,000 shares of serial preferred stock that could be issued without stockholder approval on terms or in circumstances that could deter a future takeover attempt.
Item 2. Description of Properties
At December 31, 2008, we had five full-service offices owned by the Bank and one leased facility in the Southwest Georgia market. In February of 2009, we announced our intentions to close the leased facility in late May of 2009. We have purchased land near the leased facility, on which we plan to build a permanent branch at some point in the future. We have two full-service offices owned by the Bank in the North Central Florida market. We also have one leased facility in the North Central Florida market that served as our first office in that market. We no longer operate a full-service branch in this location, but still maintain an automated teller machine at the location.

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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Market and Dividend Information
The Company completed its initial public stock offering on June 29, 2005, and its common stock is traded on the NASDAQ Global Market under the symbol HBOS. As of March 27, 2009, the Company estimates that it had approximately 1,500 stockholders, including approximately 800 beneficial owners holding shares in nominee or “street” name. The following table sets forth the high and low common stock prices in 2008 and 2007.

			Dividends
			Paid
	High	Low	Per Share
2008
First quarter	$12.99	$10.86	$0.07
Second quarter	12.50	11.00	0.07
Third quarter	12.00	8.15	0.07
Fourth quarter	11.00	8.25	0.07
2007
First quarter	$16.75	$15.39	$0.06
Second quarter	16.81	14.81	0.06
Third quarter	15.25	11.56	0.06
Fourth quarter	14.46	11.00	0.06
The Board of Directors of the Company commenced cash dividend payments to stockholders on October 24, 2005. The initial quarterly dividend rate was set at $0.05 per common share. In 2007, the Company raised its quarterly dividend to $0.06 per common share. The quarterly dividend was increased to $0.07 per share for 2008. In January 2009, the Company increased its dividend to $0.08 per share for the first quarter. MHC, which owns 75% of the Company’s common shares, waived its right to receive cash dividends in 2005, 2006 and 2008. During 2007, MHC waived dividends on all but $42,900, which it needed for regulatory fees and operating expenses. Our cash dividend policy is continually reviewed by management and the Board of Directors. The Company intends to continue its policy of paying quarterly dividends; however, these payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Company’s financial condition, results of operations and the Bank’s ability to pay dividends to the Company. The Company relies significantly upon such dividends from the Bank to accumulate earnings for payment of cash dividends to the stockholders. For information regarding restrictions on the payment of dividends by the Bank to the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” in this Annual Report. See also Note 17 of Notes to Consolidated Financial Statements.

The Company adopted an equity incentive plan providing for the issuance of stock options, restricted stock, and stock appreciation rights. This plan was approved and became effective on May 17, 2006. The following table includes certain information with respect to the awards and this equity incentive plan as December 31, 2008:

	Number of		Number of
	securities		securities
	to be issued	Weighted	remaining
	upon	average	available for
	exercise of	exercise price	future
	outstanding	of outstanding	issuance
	options,	options,	under equity
	warrants	warrants and	compensation
	and rights	rights	plans
Equity compensation plans approved by security holders	491,555	$12.55	49,506
Equity compensation plans not approved by security holders	—	—	—

Total	491,555	$12.55	49,506

Information on the shares purchased during the fourth quarter of 2008 is as follows:

			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	may yet be
	Total		Publicly	Purchased
	Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
	Purchased	Paid Per Share	Programs	Programs
October	—	$—	—	133,240
November	127,500	9.99	127,500	5,740
December	19,740	8.83	19,740	236,000

Total	147,240	$9.84	147,240	236,000

On December 16, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares, or approximately 10% of its then outstanding publicly held shares of common stock. Through March 24, 2009, the Company has purchased 61,500 shares at a weighted average price of $8.68 per share for a total of $534,000 under this plan. As of March 24, 2009, the Company had 188,500 remaining shares that may be purchased under the current authorization. The repurchases may be made from time to time in open-market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions. The new program will expire in December 2009 unless completed sooner or otherwise extended.

Item 6. Selected Financial Data
Selected Consolidated Financial Information

	At December 31,
	2008	2007	2006	2005	2004
		(In thousands)
Selected Financial Condition Data:

Total assets	$502,058	$468,672	$413,330	$363,797	$343,468
Loans, net	297,537	300,257	272,700	250,493	235,275
Securities available for sale, at fair value:
U.S. government and agency securities	21,165	14,996	29,439	14,044	11,528
Corporate debt securities	1,789	3,854	4,106	3,786	4,364
Mortgage-backed securities	65,408	55,598	28,044	31,098	26,478
State, county and municipal	27,511	31,878	16,316	6,869	8,874
Equity and other investments	268	1,540	6,667	9,069	8,044
Federal Home Loan Bank stock, at cost	3,186	2,970	2,499	2,927	2,957
Other equity securities, at cost	1,010	—	—	—	—
Deposits	338,546	330,629	299,189	238,640	248,543
Federal Home Loan Bank advances and other borrowings	52,500	50,000	40,000	50,000	51,000
Total equity	62,213	65,592	62,808	68,983	39,134

Selected Operations Data:
Total interest income	$27,195	$27,997	$22,609	$19,243	$17,780
Total interest expense	12,494	13,462	8,377	5,935	4,898

Net interest income	14,701	14,535	14,232	13,308	12,882
Provision for loan losses	3,350	1,178	695	1,014	200

Net interest income after provision for loan losses	11,351	13,357	13,537	12,294	12,682

Fees and service charges	5,245	5,129	4,121	3,836	3,932
Impairment loss on securities	(3,119)	—	—	—	—
Gain (loss) on sales of investment securities	235	(355)	(59)	(5)	139
Other noninterest income	2,227	1,916	1,548	1,504	1,384

Total noninterest income	4,588	6,690	5,610	5,335	5,455
Total noninterest expense	17,429	17,976	16,060	13,584	13,054

Income before tax (benefit) and extraordinary items	(1,490)	2,071	3,086	4,045	5,083
Income tax provision (benefit)	(1,228)	(850)	732	1,095	1,550

Net income	$(262)	$2,921	$2,354	$2,950	$3,533

	Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	(0.05%)	0.66%	0.63%	0.83%	1.04%
Return on average equity	(0.41%)	4.55%	3.44%	5.18%	9.28%
Dividend payout ratio	(299.94%)	26.12%	28.64%	16.13%	—
Net interest spread	3.16%	3.22%	3.50%	3.86%	4.08%
Net interest margin	3.45%	3.70%	4.19%	4.15%	4.23%
Operating expense to average total assets	3.55%	4.05%	4.29%	3.81%	3.84%
Average interest-earning assets to average interest-bearing liabilities	110.34%	114.66%	116.64%	115.95%	110.10%
Efficiency ratio	90.36%	84.69%	80.94%	72.86%	71.19%

Asset Quality Ratios:
Nonperforming assets to total assets at end of period	1.87%	0.76%	0.14%	0.25%	0.22%
Nonperforming loans to total loans	2.41%	1.05%	0.09%	0.33%	0.24%
Allowance for loan losses to nonperforming loans	67.99%	137.49%	1,582.00%	473.18%	525.71%
Allowance for loans losses to net loans	1.64%	1.45%	1.47%	1.44%	1.24%
Net charge offs to average loans outstanding	0.91%	0.29%	0.09%	0.15%	0.30%

Capital Ratios:
Equity to total assets at end of period	12.39%	14.00%	15.22%	18.96%	11.39%
Average equity to average assets	13.05%	14.47%	18.29%	15.98%	11.21%

Common Share Data and Other Ratios:
Gross shares outstanding at year end*	11,452,344	11,443,723	11,449,155	11,241,250	7,868,875
Less treasury stock	993,498	615,934	555,138	—	—

Net shares outstanding at year end*	10,458,846	10,827,789	10,894,017	11,241,250	7,868,875
Shares owned by Heritage, MHC*	7,868,875	7,868,875	7,868,875	7,868,875	7,868,875
Public shares outstanding	2,589,971	2,958,914	3,025,142	3,372,375	—

Unearned ESOP shares	286,455	330,525	374,595	418,665	—

MHC Ownership	75%	73%	72%	70%	100%
Public Ownership	25%	27%	28%	30%	—

Book value per share	6.12	6.25	5.97	6.37	4.97
Tangible book value per share	6.02	6.15	5.88	6.37	4.97

Other Data:
Number of full-service offices	8	7	7	6	6

*	In order to make the data comparative, shares outstanding at year end and shares owned by Heritage, MHC for 2004 have been adjusted for the 7,867,875 shares that were issued to Heritage, MHC, in conjunction with the Company’s stock offering in 2005. At December 31, 2004 there were 1,000 shares outstanding, all of which were owned by Heritage, MHC.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Heritage Financial Group is the parent holding company of HeritageBank of the South. The Company is in a mutual holding company structure and 75% of its outstanding common stock is owned by Heritage, MHC, a federal mutual holding company.
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
     3. Retail Banking: We operate a network of six branch offices located in Dougherty, Lee and Worth counties and two branches located in Ocala, Florida. Each office is staffed with knowledgeable banking professionals who strive to deliver quality service.
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
We continue to implement this business strategy. A critical component of this strategy includes increasing our non-consumer based lending. During 2008, our farmland, construction, commercial real estate, nonresidential, business and multifamily loans increased slightly from $155.0 million or 50.1% of the total loan portfolio to $155.1 million or 51.3% of the total loan portfolio. Our ability to continue to grow our commercial loan portfolio is an important element of our long term business strategy. These non-consumer based loans are considered to entail greater risks than one- to four-family residential loans.
Another key component of our business strategy is the expansion of our operations beyond the Southwest Georgia market. On August 8, 2006, we commenced operating a branch in Ocala, Florida. As of December 31, 2008, we had approximately $40.7 million in loans and $46.2 million in deposits generated in our North Central Florida market. Operating a branch outside of the Southwest Georgia market subjects us to additional risk factors. These risk factors include, but are not limited to the following: management of employees from a distance, lack of knowledge of the local market, additional credit risks, logistical operational issues, and time constraints of management. These risk factors, as well as others we have not specifically identified, may affect our ability to successfully operate outside of our current market area.
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

Comparison of Financial Condition at December 31, 2008 and December 31, 2007
Total assets increased $33.3 million, a 7.1% increase from December 31, 2007, to $502.1 million at December 31, 2008. The increase was due primarily to growth in cash and due from banks, federal funds sold and investments, funded by growth in deposits and borrowings.
Total interest earning assets increased $22.2 million or 5.2% to $449.6 million at December 31, 2008, from $427.4 million at December 31, 2007. Gross loans decreased $2.2 million or 0.7% to $302.5 million at December 31, 2008, compared with $304.7 million at December 31, 2007. Investment securities increased $8.3 million or 7.7% to $116.1 million at December 31, 2008. Federal funds purchased increased $15.8 million or 108.6% to $30.3 million at December 31, 2008. Interest-bearing deposits in banks increased $366,000 or 96.3% to $746,000 at December 31, 2008. The increase in these liquid interest earning assets was due primarily to our intent to maintain higher than historical levels of liquidity. This was done due to the amount of panic that existed in the financial markets during the third and fourth quarters of 2008. Due to this level of uncertainty, we sought to be able to meet any demands from our customers that may arise, primarily to be able to facilitate large deposit withdrawals if necessary. This strategy does cause net interest margin to decrease, however, we feel the benefits of maintaining excess liquidity during uncertain economic times outweighs the cost to net interest margin. We expect to continue to maintain excess liquidity during 2009.
The decrease in loans is due to a lack of demand we have seen from our customers and from an increase in loans transferred to other real estate owned. As the economic slowdown continues, we expect to continue to see loan demand decrease. We expect to see our loan portfolio continue to decrease due to normal amortizations and paydowns. Particularly, we expect our indirect automobile portfolio to decrease approximately $7.0 million during 2009 as we continue to see extremely weak demand for automobile sales.
Other equity securities increased to $1.0 million at December 31, 2008. This is due to our investment in Chattahoochee Bank of Georgia (“Chattahoochee”).
Cash surrender value of bank owned life insurance (“BOLI”) increased by $5.5 million, primarily due to the purchase of $5.0 million of additional BOLI in June of 2008. This purchase was made due to an advantageous interest rate environment compared to other investment alternatives. In addition, this purchase allowed us to cover many new officers of the Bank that were not covered under existing BOLI policies which were purchased in 2001.
Foreclosed assets increased $1.8 million to $2.1 million at December 31, 2008. $1.1 million of the foreclosed assets is a residential development in the Florida panhandle. This loan was a participation purchased by the Bank’s commercial lending division in Albany. This development consisted of 17 completed homes and 24 lots. As of December 31, 2008, we have sold 6 of the homes and one of the lots. In 2009, we sold the remainder of these homes for their approximate net book value as of December 31, 2008. Another $405,000 of the balance in foreclosed assets is a residential development in Northeast Georgia. This loan was a participation purchased by the Bank’s commercial lending division in Albany. The development is an unfinished subdivision, and the value is based on a current appraisal. We are currently in the process of seeking a buyer for this development. This loan was not purchased from, originated by, or related to our investment in, Chattahoochee Bank of Georgia. The remainder of the balance in foreclosed assets represents various pieces of real estate, with no single piece exceeding $200,000, and repossessed automobiles totaling $55,000.
Total liabilities increased $36.7 million or 9.1% to $439.8 million at December 31, 2008, compared with $403.1 million at December 31, 2007. This increase was due primarily to the increase in interest bearing liabilities, which increased $38.5 million or 10.3%, to $413.4 million at December 31, 2008, from $374.9 million at December 31, 2007. Deposits ended the year at $338.5 million, up 2.4% or $7.9 million from $330.6 million from December 31, 2007. This increase was attributable to our geographic expansion efforts, as well as a focus on attracting core deposits. As part of this effort, we decreased brokered deposits during 2008 by $11.9 million. Total borrowings amounted to $52.5 million at December 31, 2008, an increase of $2.5 million or 5.0% from December 31, 2007. In addition, we increased federal funds purchased and securities sold under repurchase agreements by $26.2 million or 171.4%, of which $11.0 million is in federal funds purchased from Chattahoochee Bank of Georgia. These purchases are done as an accommodation to Chattahoochee so that they can earn a competitive rate on federal funds without having to place concentrated amounts of federal funds with traditional correspondent banks. In return, these funds provide us with a stable, low cost source of funds. The remaining $15.2 million of the increase is in repurchase agreements, which were entered into to provide us with a source of low cost floating rate funds.
Total equity decreased $3.4 million or 5.2% to $62.2 million at December 31, 2008. A net loss of $262,000, dividends of $787,000, and the purchase of $4.2 million of treasury stock decreased equity. Compensation expense related to the allocation of ESOP shares of $488,000, stock-based compensation expense of $809,000, and other comprehensive income of $618,000 partially offset the decrease in equity.

During 2008, we purchased a significant amount of treasury stock. Because of the recent decrease in the overall market value of financial institutions, we believe there has been opportunity to repurchase our stock below its inherent value. We will continue to look at opportunities to repurchase stock at values we believe are below the inherent value of the Company, while also considering other capital and liquidity needs as well as other investment alternatives.
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

	Year Ended December 31,
	2008				2007				2006
	(Dollars in Thousands)
	Average		Interest		Average		Interest		Average		Interest
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate	Balance		Paid	Rate
Interest-Earning Assets:
Loans	$310,985		$20,882	6.70%	$291,438		$22,160	7.61%	$264,366		$19,123	7.23%
Taxable investment securities	88,896		4,890	5.50	79,205		4,220	5.33	55,902		2,660	4.76
Tax exempt investment securities	28,255		1,176	6.30	25,798		1,044	6.13	7,077		273	5.85
Federal funds sold	14,316		232	1.62	10,456		544	5.20	10,154		496	4.88
Interest bearing deposits with banks	630		15	2.44	652		29	4.39	1,064		57	5.35

Total interest-earning Assets	443,082		27,195	6.26	407,549		27,997	7.01	338,563		22,609	6.72

Interest-Bearing Liabilities:
Interest bearing demand	43,102		486	1.12	37,217		368	0.99	37,891		313	0.83
Savings and money market	95,822		1,390	1.46	119,544		3,407	2.85	89,285		1,337	1.50
Retail time deposits	126,120		5,283	4.18	128,162		6,307	4.92	111,299		4,562	4.10
Wholesale time deposits	43,215		1,884	4.35	14,466		776	5.37	158		10	6.27
Borrowings	93,304		3,451	3.69	56,014		2,604	4.65	47,196		2,155	4.57

Total interest-bearing liabilities	401,563		12,494	3.10	355,403		13,462	3.79	285,828		8,377	2.93

Net interest income			$14,701				$14,535				$14,232

Net interest rate spread				3.16%				3.22%				3.79%

Net earning assets	$41,519				$52,146				$52,734

Net interest margin				3.45%				3.70%				4.25%

Average interest-earning assets to average interest-bearing liabilities	1.10	x			1.15	x			1.18	x

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

	Year Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$1,687	$(2,965)	$(1,278)	$2,015	$1,022	$3,037
Taxable investment securities	245	425	670	1,212	348	1,560
Tax exempt investment securities	102	30	132	757	14	771
Federal funds sold	152	(464)	(312)	15	33	48
Interest bearing deposits with banks	(931)	917	(14)	(19)	(9)	(28)

Total interest-earning assets	$1,255	$(2,057)	(802)	$3,980	$1,408	5,388

Interest-bearing liabilities:
Interest bearing demand	$63	$55	118	$(6)	$61	55
Savings and money market	(805)	(1,212)	(2,017)	566	1,504	2,070
Retail time deposits	(97)	(927)	(1,024)	752	993	1,745
Wholesale time deposits	(1,289)	2,397	1,108	768	(8)	766
Borrowings	1,372	(525)	847	445	4	449

Total interest-bearing liabilities	$(756)	$(212)	(968)	$2,525	$2,560	5,085

Net interest income			$166			$303

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007
General
Our net income decreased by $3.2 million or 109.0% to a loss of $262,000 compared to net income of $2.9 million for the year ended December 31, 2007. Basic and diluted net income per share decreased 110.7% or $0.31 per share to a loss of $0.03 per share for December 31, 2008, compared with net income of $0.28 per share at December 31, 2007. Impairment losses on securities of $3.1 million and a $2.2 million increase in provision for loans losses were the primary reasons for the decrease in earnings. Further explanations of these changes are discussed in more detail in the following sections.
Net Interest Income
Net interest income increased $166,000 or 1.1% to $14.7 million compared with $14.5 million for the twelve months ending 2007. Our net interest spread decreased 6 basis points to 3.16% compared with 3.22% during the year earlier period. The net interest margin decreased 25 basis points to 3.45% versus 3.70% during the same period in 2007. Average interest earning assets increased $35.5 million or 8.7% to $443.1 million compared with $407.6 million during the year-earlier period. Average interest bearing liabilities increased $46.2 million or 13.0% to $401.6 million compared with $355.4 million at December 31, 2007.
The Federal Reserve Board has made extreme moves in interest rates, dropping the federal funds rate from a high of 5.25% in mid 2007 down to its current level of a targeted range of zero to 0.25%. These decreases in the federal funds rate have caused our net interest margin to decline. In addition to the pressure these decreases have put on our margin, we have also seen pressure from historically high spreads between U.S. Treasury rates and bank certificate of deposit rates. As many banks have had to aggressively go after deposit customers, we have had to keep our rates higher than normal during such dramatic drops in interest rates. In addition, the Federal Reserve has taken measures to keep longer term interest rates down by buying U.S. Treasury bonds. This has an additional effect of keeping the yield curve relatively flat, which puts additional strain on our ability to improve the net interest margin. As long as these trends continue, we expect to see the net interest margin decrease during 2009. Additionally, as our loan demand remains weak, we will likely see a decrease in interest earning assets, which could cause our net interest income to decrease.
Provision for Loan Losses
We recorded a provision for loans losses of $3.4 million in 2008 compared with $1.2 million for the prior-year period. Net charge-offs of $2.8 million added to the increase in reserve requirement for 2008. Non-performing loans increased $4.1 million to $7.3 million at December 31, 2008, compared with $3.2 million at December 31, 2007. The ratio of non-performing loans to total loans increased to 2.41% compared with 1.05% at December 31, 2007. The allowance for loan losses as a percentage of total loans increased by 19 basis points to 1.64% compared with 1.45% at December 31, 2007.
The bulk of our non-performing loans consist of a $4.8 million loan on raw land in Atlanta, Georgia. We are currently working with the borrower to dispose of this property. It was originally purchased for commercial and residential development. However, due to the economic environment in the area, we no longer believe this is a viable alternative. The next largest non-performing loan is a real estate loan for $988,000 secured by a restaurant building in Ocala, Florida. The remainder of our non-performing loans consist of various consumer and commercial loans, none exceeding $110,000. Current appraisals on real estate loans, expected costs of potential foreclosure or other disposition, and other potential losses on these loans are considered in our analysis of the allowance for loan losses.
Loans past due 30 or more days and still accruing totaled $4.5 million, or 1.47% of total loans at December 31, 2008. This compares to $1.9 million at December 31, 2007, or 0.65% of loans. We had no loans past due 90 or more days and still accruing at December 31, 2008 or 2007.
Our internally criticized and classified assets totaled $27.0 million at December 31, 2008, compared to $13.4 million at December 31, 2007. These balances include the aforementioned nonperforming loans, other real estate, and repossessed assets. Our internal loan review processes strive to identify weaknesses in loans prior to performance issues. However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.
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
Impairment Losses on Securities
During 2008, we determined that the securities of three issuers whose securities were held in our available for sale portfolio were other than temporarily impaired. The total impairment charge recorded was $3.1 million. The securities included a $1.5 million investment in the preferred stock of Freddie Mac, which we impaired completely subsequent to the government intervention into the entity. In addition, we impaired the corporate bonds of General Motors, in which we had an investment of $1.2 million that was written down to $220,000, and the corporate bonds of Ford Motor Credit, in which we held an investment of $1.0 million that was written down to $400,000. Subsequent to these impairments, we saw a significant increase in the value of our corporate bonds. Based on this change in value, we sold our investments in General Motors and Ford Motor Credit for an approximate $200,000 gain from their previously impaired values. We currently still hold our investment in the preferred stock of Freddie Mac.
As of December 31, 2008, approximately 96.3% of our investment portfolio had a rating of investment grade, with 81.1% of the portfolio having a rating of AAA. Approximately 3.6% of our investment portfolio is not rated by the major credit rating agencies.
Noninterest Income
A summary of noninterest income, excluding securities transactions, follows:

	For the Years Ended,
	2008	2007	$ Chg	% Chg
	(Dollars in Thousands)
Service charges on deposit accounts	$3,958	$3,929	$29	0.7%
Other service charges, commissions and fees	1,288	1,200	88	7.3%
Brokerage fees	1,030	951	79	8.4%
Mortgage origination fees	400	350	50	14.2%
Bank owned life insurance	495	347	148	42.6%
Other	301	268	33	12.0%

Total noninterest income	$7,472	$7,045	$427	6.2%

Noninterest income as a percentage of average assets	1.5%	1.6%

Our service charges on deposit accounts remained relatively flat. In previous years we have seen significant increases in our overdraft protection products, however, as this product has matured, our increases have become modest. We expect service charges to remain flat, or decrease slightly if economic activity continues to remain slow.

The increase in other service charges, commissions and fees was due primarily to an increase in debit and ATM transaction fees. Our customers continue to increase debit card usage instead of using cash or checks. We expect this trend to continue, despite a decrease in consumer spending.
The increase in our brokerage fees was due primarily to an increase in assets under management. However, recent declines in the stock market could cause this income to decrease in the future.
Mortgage fees increased despite a slow down in the real estate market. We have had increased refinancing activity as rates have decreased, which has more than offset the decline from a slower real estate market. Despite the increase in refinancing activity, stricter underwriting standards have caused an increase in the amount of time it takes to process each loan, which could cause a decrease in revenue.
Earnings on bank owned life insurance policies increased due to the purchase of an additional $5.0 million of cash surrender value of bank owned life insurance policies in 2008.
Other noninterest income increased due to an increase in miscellaneous service charges that took place late in 2007. The increase was offset by decreases in FHLB stock dividends of $33,000, to $129,000 for 2008. We do not expect to receive any FHLB stock dividends in 2009.

Noninterest Expense
A summary of noninterest expense follows:

	For the years ended
	December 31,
	2008	2007	$ Chg	% Chg
	(Dollars in Thousands)
Salaries and employee benefits	$8,987	$10,321	$(1,334)	(12.9)%
Equipment	1,217	1,109	108	9.7%
Occupancy	1,204	1,045	159	15.2%
Advertising and marketing	496	450	46	10.3%
Legal and accounting	528	460	68	14.7%
Directors fees and retirement	552	763	(211)	(27.6)%
Consulting and other professional fees	318	603	(285)	(47.3)%
Telecommunications	258	231	27	11.5%
Supplies	177	220	(43)	(19.5)%
Data processing fees	1,300	1,151	149	12.9%
Loss on sale and write-downs of other real estate owned	386	—	386	NM
Foreclosed asset expenses	229	42	187	447.5%
FDIC insurance and other regulatory fees	267	121	146	120.8%
Other operating	1,510	1,460	49	3.3%

Total noninterest expenses	$17,429	$17,976	$(548)	(3.1)%

Noninterest expenses as a percentage of average assets	3.6%	4.1%

The decrease in salaries and employee benefits is due a decrease of $1.4 million of expenses related to executive benefit plans that were fully vested in 2007. We expect salaries and benefits to remain level in 2009.
Equipment and occupancy expenses increased primarily because of the opening of two new branches in Ocala in January and June of 2008. We expect these expenses to remain level in 2009 as increased branch expenses are offset by other cost reduction measures.
Advertising and marketing increased due to our increased business development expenses in the Ocala market.
The increase in legal and accounting fees was due to a significant increase in legal fees, while audit fees decreased slightly. The increase in legal fees were related to our investment in Chattahoochee Bank of Georgia, and legal expenses related to collection efforts on problem assets.
The decrease in directors fees is due to a decrease of $198,000 of expenses related to director retirement plans that were fully vested in 2007. In addition, incentive pay for advisory directors was not earned in 2008 as business development goals were not attained.
Consulting and other professional fees decreased primarily due to the payment of $250,000 to one vendor for an organizational restructuring, expense reduction and revenue enhancement project in 2007.
Telecommunication expenses were up slightly due to the addition of two new branches in 2008.
Supply expenses were down due to our efforts to reduce expenses and renegotiation of vendor contracts.
Data processing expenses increased due to the increased amount of debit card transactions in 2008.
The loss on sale and write-down of other real estate owned increased due to the increased amount of other real estate owned and efforts to dispose of these properties. We expect that these expenses will remain elevated until levels of other real estate owned are reduced.

Foreclosed asset expenses also increased significantly due to the increased level of foreclosed assets. We expect that these expenses will also remain elevated until levels of other real estate and repossessions are reduced.
The increase in FDIC insurance and other regulatory fees was due to an increase in FDIC premiums and the utilization of our remaining prior credits toward these premiums in 2007. For 2009, we are expecting the base premium to increase approximately 110% from the 2008 level. In addition, the recent announcement of a proposed special one time assessment from the FDIC will add an additional $350,000 to $700,000 to the already increased premium for 2009, depending on the final assessment from the FDIC. In addition, there are other provisions in the most recent FDIC board decision which will allow other special assessments to be imposed. At this time, we are not certain of the magnitude of these proposed assessments if they were to be imposed.
The increase in other operating expenses was due primarily to increases in travel and training that occurred early in 2008. We expect this to decrease as travel and training budgets have been reduced for 2009.
Income Tax Expense
Income tax benefits were $378,000 greater during the year ended December 31 2008 as compared with 2007. The majority of the income tax benefits in 2007 primarily related to the reversal of a contingent income tax liability of $1.1 million. The contingent liability had been established in 2001 upon converting to a taxable entity and reflected the potential tax impact of tax positions taken at that time. We believed the filing position was supportable based upon a reasonable interpretation of federal income tax laws and the underlying regulations, however, due to the lack of prior rulings on similar fact patterns, it was unknown whether the tax position would be sustained upon audit by either federal or state tax authorities. The applicable statue of limitations expired on September 15, 2007, making the contingency reserve unnecessary. We have no other contingent reserves for uncertain tax positions as of December 31, 2008.
Due to the unusual nature of the items in the 2008 and 2007 years, a comparison of effective tax rates is not meaningful.
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
Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. The Company has $41.2 million in cash, federal funds sold and interest bearing deposits in banks generally available for its cash needs. The Bank’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided by operations. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings, primarily from Federal Home Loan Bank advances, to leverage its capital base, provide funds for its lending and investment activities and enhance its interest rate risk management.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund withdrawals and fund loan commitments. At December 31, 2008, the total approved loan commitments and unused lines of credit outstanding amounted to $37.2 million, and outstanding letters of credit were $5.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2008, totaled $143.9 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank. In addition, the Bank had the ability, at December 31, 2008, to borrow an additional $36.0 million from the Federal Home Loan Bank of Atlanta and $37.9 million from another lender as a funding source to meet commitments and for liquidity purposes.

The consolidated statement of cash flows for the twelve months ended December 31, 2008 and 2007, details cash flows from operating, investing and financing activities. For the twelve months ended December 31, 2008, net cash provided by operating activities was $8.5 million, while investing activities used $38.8 million, primarily to fund investment growth, and financing activities provided $31.6 million primarily from an increase in deposits and other borrowings, resulting in a net increase in cash during the twelve month period of $1.2 million.
In March 2008, we purchased a lot in the Southwest Georgia market for $743,000 for potential future expansion. We are considering building a branch on this site, and may start construction later in 2009, but have not determined the cost of such an expansion.
Off-Balance-Sheet Liabilities
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. A summary of the Company’s commitments as of December 31, 2008 is as follows:

(In Thousands)
Commitments to extend credit	$37,201
Financial stand-by letters of credit	4,989

$42,190

Capital
Effective January 1, 2005, the Company and the Bank became subject to minimum capital requirements imposed by the Georgia Department of Banking and Finance. As of that same date, the Bank also became subject to minimum capital requirements and capital categories established by the FDIC. Based on their capital levels at December 31, 2008, the Company and the Bank exceeded these state and federal requirements. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the FDIC. Based on capital levels at December 31, 2008, the Bank was considered to be well-capitalized.
At December 31, 2008, the Company had total equity of $62.2 million or 12.4% of total assets. Under Georgia capital requirements for holding companies, the Company had Tier 1 leverage capital of $61.8 million or 12.6%, which is $42.2 million above the 4.0% requirement.
At December 31, 2008, the Bank had Tier 1 leverage capital of $55.2 million or 11.0%, which is $25.0 million above the 4.0% requirement. In addition, it had a Tier 1 risked-based capital ratio of 15.4% and total risked-based capital ratio of 16.7%.
As reflected below, the Company and the Bank exceeded the minimum capital ratios to listed at December 31, 2008:

					Minimum Required to
					Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital to Risk Weighted Assets
Consolidated	$66,767	18.4%	29,035	8.0%	N/A	N/A
HeritageBank of the South	$59,670	16.7%	28,654	8.0%	35,818	10.0%

Tier I Capital to Risk Weighted Assets
Consolidated	$61,816	17.0%	14,517	4.0%	N/A	N/A
HeritageBank of the South	$55,178	15.4%	14,327	4.0%	21,491	6.0%

Tier I Capital to Average Total Assets
Consolidated	$61,816	12.6%	19,622	4.0%	N/A	N/A
HeritageBank of the South	$55,178	11.0%	19,983	4.0%	24,979	5.0%

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
Income Taxes. SFAS No. 109, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 11 of the Notes to Consolidated Financial Statements for additional details.
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

Estimates of Fair Value
The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, goodwill, other real estate owned, and other repossessed assets. These are all recorded at either fair value or at the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
Fair values for most investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.
Estimates of fair value are also required in performing an impairment analysis of goodwill. The Company reviews goodwill for impairment on at least an annual basis and whenever events or circumstances indicate the carrying value may not be recoverable. An impairment would be indicated if the carrying value exceeds the fair value of a reporting unit.

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
The Company’s strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk. These strategies aim to achieve neutrality to interest rate risk. Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates. As of December 31, 2008, a drop in interest rates would reduce our net interest income and an increase in rates would increase our net interest income. However, we feel that the level of interest rate risk is at an acceptable level.
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

Effect
Market	on Net
Rate	Interest
Change	Income
+300	11.3%
+200	10.8%
+100	6.4%
-100	-1.8%
-200	1.9%
-300	4.3%

Item 8. Financial Statements
The following documents are filed as part of this report on Pages F-1 through F-44 and are hereby incorporated by reference into this Item 8:
(a)	Report from Independent Registered Public Accounting Firm;

(b)	Consolidated Balance Sheets as of December 31, 2008 and 2007;

(c)	Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007;

(d)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2008 and 2007;

(e)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007;

(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007;

(g)	Notes to Consolidated Financial Statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
Directors
Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 20, 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Executive Officers
Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 20, 2009.
Section 16(a) Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers, and persons who own more than 10% of the Company’s Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. MHC, which owns approximately 75% of the Company’s Common Stock filed its initial ownership report on Form 3 and subsequent ownership report on Form 4 late. To the Company’s knowledge, no other late reports occurred during the fiscal year ended December 31, 2008. All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.
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
Item 11. Executive Compensation
Information concerning executive compensation required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 20, 2009, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management
Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 20, 2009.
Item 13. Certain Relationships and Related Transactions
Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 20, 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year. This incorporation by reference excludes the information contained under the heading “Report of Audit Committee.”
Information concerning the independence of our directors required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 20, 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year. This incorporation by reference excludes the information contained under the heading “Report of Audit Committee.”

Item 14. Principal Accountant Fees and Services
Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15. Exhibits

Reference to
Prior Filing
or Exhibit Number
Exhibit Number	Document	Attached Hereto
3.1	Charter of the Registrant	***
3.2	Bylaws of the Registrant	*
10	Material contracts:
(1) Employment Agreements:
	(a) (i) O. Leonard Dorminey — Bank	*
	(a) (ii) O. Leonard Dorminey — Holding Company	*
	(c) Carol W. Slappey	*
	(2) Deferred Compensation and Excess/Matching Contribution Plans	*
	(3) Supplemental Executive Retirement Plan	*
	(4) Directors’ Retirement Plan	*
	(5) 401(k) Savings Plan	**
	(6) Employee Stock Ownership Plan	*
21	Subsidiaries of the Company	21
23	Consent of Accountants	23
31	Rule 13a-14(a)/15d-14(a) Certifications	31
32	Section 1350 Certifications	32

*	Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-123581), declared effective by the Securities and Exchange Commission on May 16, 2005.

**	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2. (File No. 333-123581) declared effective by the Securities and Exchange Commission on May 16, 2005.

***	Filed as an exhibit to the Filer’s Form 10-KSB for the year ended December 31, 2005, filed with the commission on March 30, 2006.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP
Date: March 31, 2009	By:	/s/ O. Leonard Dorminey
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

Date: March 31, 2009	/s/ O. Leonard Dorminey

O. Leonard Dorminey
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 31, 2009	/s/ Antone D. Lehr

Antone D. Lehr, Chairman of the Board

Date: March 31, 2009	/s/ Joseph C. Burger

Joseph C. Burger, Vice Chairman of the Board

Date: March 31, 2009	/s/ Douglas J. McGinley

Douglas J. McGinley, Director

Date: March 31, 2009	/s/ Carol W. Slappey

Carol W. Slappey, Director

Date: March 31, 2009	/s/ J. Keith Land

J. Keith Land, Director

Date: March 31, 2009	/s/ J. Lee Stanley

J. Lee Stanley, Director

Date: March 31, 2009	/s/ T. Heath Fountain

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Heritage Financial Group
  and Subsidiary
Albany, Georgia
          We have audited the accompanying consolidated balance sheets of Heritage Financial Group and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Group and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Mauldin & Jenkins, LLC
Albany, Georgia
March 31, 2009

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
Assets
Cash and due from banks	$10,159,602	$8,953,836
Interest-bearing deposits in banks	745,758	379,961
Federal funds sold	30,254,000	14,505,000
Securities available for sale, at fair value	116,140,525	107,867,192
Federal Home Loan Bank Stock, at cost	3,185,800	2,969,700
Other equity securities, at cost	1,010,000	—
Loans	302,487,892	304,673,138
Less allowance for loan losses	4,950,722	4,415,669

Loans, net	297,537,170	300,257,469

Premises and equipment, net	16,801,183	14,815,520
Accrued interest receivable	2,155,327	2,586,357
Foreclosed assets	2,119,818	364,999
Intangible assets	1,000,000	1,000,000
Cash surrender value of bank owned life insurance	14,136,119	8,640,647
Other assets	6,812,425	6,331,560

	$502,057,727	$468,672,241

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$19,100,197	$21,058,567
Interest-bearing	319,445,797	309,570,843

Total deposits	338,545,994	330,629,410
Federal funds purchased and securities sold under repurchase agreements	41,497,491	15,288,452
Other borrowings	52,500,000	50,000,000
Accrued interest payable	1,045,042	947,352
Other liabilities	6,256,227	6,214,877

Total liabilities	439,844,754	403,080,091

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,452,344 and 11,443,723 issued and outstanding	114,523	114,437
Capital surplus	39,861,237	39,009,323
Retained earnings	41,357,209	42,406,483
Accumulated other comprehensive loss	(2,685,633)	(3,303,342)
Unearned employee stock ownership plan (ESOP) shares, 286,455 and 330,525 shares	(2,864,550)	(3,305,250)

	75,782,786	74,921,651
Treasury stock, at cost, 993,498 and 615,934 shares	(13,569,813)	(9,329,501)

Total stockholders’ equity	62,212,973	65,592,150

	$502,057,727	$468,672,241

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Interest income
Interest and fees on loans	$20,881,600	$22,160,348
Interest on taxable securities	4,890,165	4,220,327
Interest on nontaxable securities	1,175,720	1,044,406
Interest on federal funds sold	232,456	543,683
Interest on deposits in other banks	15,424	28,592

	27,195,365	27,997,356

Interest expense
Interest on deposits	9,042,782	10,858,559
Interest on other borrowings	3,451,560	2,603,812

	12,494,342	13,462,371

Net interest income	14,701,023	14,534,985
Provision for loan losses	3,350,000	1,178,000

Net interest income after provision for loan losses	11,351,023	13,356,985

Noninterest income
Service charges on deposit accounts	3,957,589	3,928,553
Other service charges, commissions and fees	1,287,591	1,199,643
Brokerage fees	1,029,980	950,524
Mortgage origination fees	400,044	350,276
Bank owned life insurance	495,492	347,445
Impairment loss on securities	(3,119,181)	—
Gain (loss) on sale of securities	234,676	(355,161)
Other	301,308	269,011

	4,587,499	6,690,291

Noninterest expense
Salaries and employee benefits	8,987,913	10,321,235
Equipment	1,217,142	1,109,431
Occupancy	1,204,156	1,045,058
Data processing fees	1,299,963	1,151,152
Directors fees and retirement	552,289	762,840
Consulting and other professional fees	317,957	603,275
Advertising and marketing	496,124	449,815
Legal and accounting	528,085	460,438
Telecommunications	257,617	231,159
Supplies	176,973	219,920
FDIC insurance and other regulatory fees	267,475	121,146
Loss on sale and writedowns of other real estate owned	386,317	—
Foreclosed asset expenses	229,039	41,834
Other operating	1,507,808	1,459,264

	17,428,858	17,976,567

Income (loss) before income tax benefit	(1,490,336)	2,070,709
Applicable income tax benefit	(1,227,976)	(850,396)

Net income (loss)	$(262,360)	$2,921,105

Basic earnings (loss) per share	$(0.03)	$0.28

Diluted earnings (loss) per share	$(0.03)	$0.28

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Net income (loss)	$(262,360)	$2,921,105

Other comprehensive income (loss):
Net unrealized gain on cash flow hedge arising during the period, net of tax of $156,558	—	234,838
Net realized gain on termination of cash flow hedge during the period, net of tax of $510,078	765,117	—
Elimination of unrealized gain on cash flow hedge terminated during the period, net of tax of $156,558	(234,838)	—
Accretion of realized gain on terminated cash flow hedge, net of tax of $64,018	(96,027)	—
Net unrealized holding losses arising during period, net of tax benefit of $994,469 and $323,476	(1,491,704)	(492,140)
Reclassification adjustment for (gains) losses and securities impairment included in net income (loss), net of tax benefit of $1,153,802 and $140,858	1,730,703	214,303
Adjustment to recognize funded status of pension plan, net of tax benefit of $37,028 and $127,335	(55,542)	(162,463)

Total other comprehensive income (loss)	617,709	(205,462)

Comprehensive income	$335,349	$2,715,643

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007

							Accumulated
					Unearned		Other
	Common Stock		Capital	Retained	ESOP	Treasury	Comprehensive
	Shares	Par Value	Surplus	Earnings	Shares	Stock	Income (Loss)	Total

Balance, December 31, 2006	11,449,155	$114,492	$37,807,784	$40,248,349	$(3,745,950)	$(8,518,017)	$(3,097,880)	$62,808,778

Net income	—	—	—	2,921,105	—	—	—	2,921,105
Cash dividend declared, $0.24 per share	—	—	—	(762,971)	—	—	—	(762,971)
Stock-based compensation expense	—	—	811,781	—	—	—	—	811,781
Repurchase of 61,106 shares of stock for the treasury	—	—	—	—	—	(816,227)	—	(816,227)
Issuance of 310 shares of common stock from the treasury	—	—	110	—	—	4,743	—	4,853
Forfeiture of restricted shares of common stock	(14,632)	(147)	147	—	—	—	—	—

Other comprehensive loss	—	—	—	—	—	—	(205,462)	(205,462)
Excess tax benefit from stock-based compensation plans	—	—	64,119	—	—	—	—	64,119

Exercise of stock options	9,200	92	115,276	—	—	—	—	115,368
ESOP shares earned, 44,070 shares	—	—	210,106	—	440,700	—	—	650,806

Balance, December 31, 2007	11,443,723	114,437	39,009,323	42,406,483	(3,305,250)	(9,329,501)	(3,303,342)	65,592,160

Net loss	—	—	—	(262,360)	—	—	—	(262,360)
Cash dividend declared, $0.28 per share	—	—	—	(786,914)	—	—	—	(786,914)
Stock-based compensation expense	—	—	809,086	—	—	—	—	809,086
Repurchase of 377,894 shares of stock for the treasury	—	—	—	—	—	(4,244,715)	—	(4,244,715)
Issuance of 330 shares of common stock from the treasury	—	—	(836)	—	—	4,403	—	3,567
Forfeiture of restricted shares of common stock	(884)	(9)	9	—	—	—	—	—
Issuance of restricted shares of common stock	9,505	95	(95)	—	—	—	—	—

Other comprehensive income	—	—	—	—	—	—	617,709	617,709
Tax benefit shortfall from stock-based compensation plans	—	—	(3,432)	—	—	—	—	(3,432)
ESOP shares earned, 44,070 shares	—	—	47,182	—	440,700	—	—	487,882

Balance, December 31, 2008	11,452,344	$114,523	$39,861,237	$41,357,209	$(2,864,550)	(13,569,813)	(2,685,633)	$62,212,973

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(262,360)	$2,921,105

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	964,205	974,435
Provision for loan losses	3,350,000	1,178,000
ESOP compensation expense	487,882	650,806
Provision for deferred taxes	(1,578,183)	(246,373)
Stock-based compensation expense	809,086	811,781
Net gain on termination of cash flow hedge	1,275,195	—
Accretion of gain on termination of cash flow hedge	(160,045)	—
Impairment losses on securities available for sale	3,119,181	—
Net (gains) losses on sale of securities available for sale	(234,676)	355,161
Net losses on sale or disposal of premises and equipment	865	1,258
Increase in bank owned life insurance	(495,472)	(347,445)
Excess tax (benefit) shortfall related to stock-based compensation plans	3,432	(64,119)
(Increase) decrease in interest receivable	431,030	(297,530)
Increase in interest payable	97,690	424,686
(Increase) decrease in taxes receivable	346,342	(2,068,556)
Net other operating activities	(83,939)	1,821,174
Loss on sale and writedowns of other real estate owned	386,317	—

Total adjustments	8,718,910	3,193,278

Net cash provided by operating activities	8,456,550	6,114,383

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(365,797)	1,773,898
Purchases of securities available for sale	(64,161,362)	(81,182,050)
Proceeds from maturities of securities available for sale	15,985,014	14,472,492
Proceeds from sale of securities available for sale	37,416,842	42,595,907
Purchase of bank owned life insurance	(5,000,000)	—
Increase in Federal Home Loan Bank stock	(216,100)	(470,300)
Purchase of other equity securities	(1,010,000)	—
Increase in federal funds sold	(15,749,000)	(1,828,000)
Increase in loans, net	(3,906,118)	(29,340,852)
Purchases of premises and equipment	(2,950,733)	(3,225,354)
Proceeds from sale of premises and equipment	—	249,623
Proceeds from sale of other real estated owned	1,112,341	209,751

Net cash used in investing activities	(38,844,913)	(56,744,885)

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
FINANCING ACTIVITIES
Increase in deposits	$7,916,584	$31,440,906
Increase in federal funds purchased and securities sold under repurchase agreements	26,209,039	9,757,058
Proceeds from other borrowings	46,000,000	15,000,000
Repayment of other borrowings	(43,500,000)	(5,000,000)
Excess tax (benefit) shortfall related to stock-based compensation plans	(3,432)	64,119
Proceeds from exercise of stock options	—	115,368
Purchase of treasury shares, net	(4,241,148)	(811,374)
Dividends paid to stockholders	(786,914)	(762,971)

Net cash provided by financing activities	31,594,129	49,803,106

Net increase (decrease) in cash and due from banks	1,205,766	(827,396)

Cash and due from banks at beginning of period	8,953,836	9,781,232

Cash and due from banks at end of period	$10,159,602	$8,953,836

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$12,396,652	$13,037,685
Income taxes	7,300	1,464,533

NONCASH TRANSACTIONS
Increase (decrease) in unrealized losses on securities available for sale	$(398,332)	$463,068
Increase in unrealized gains on cash flow hedges	—	391,396
Decrease in unrealized gain on terminated cash flow hedges	391,396	—
Principal balances of loans transferred to other real estate owned	3,276,417	190,851
Pension liability adjustment	92,570	289,798
See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Heritage Financial Group (the “Company”) is a mid-tier holding company whose business is primarily conducted by its wholly-owned subsidiary, HeritageBank of the South (the “Bank”). The Company is a 75% owned subsidiary of Heritage, MHC, a federally chartered mutual holding company. The other 25% of the Company is owned by the public who acquired shares of the Company through a stock offering completed on June 29, 2005. Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers located in a market area which includes Southwest Georgia and Central Florida. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.
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
Cash, Due from Banks and Cash Flows
For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, interest-bearing deposits, interest receivable, deposits, federal funds purchased and securities sold under repurchase agreements and interest payable in banks are reported net.
The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve balance requirements was approximately $2,141,000 and $1,749,000 at December 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Management has not classified any of its debt securities as held to maturity. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect. Equity securities, including other equity securities, without a readily determinable fair value are classified as available for sale and recorded at cost. Restricted equity securities are recorded at cost.
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
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances less unearned income, net deferred fees and costs on originated loans and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. Loan origination fees, net of certain direct origination costs of consumer and installment loans, are recognized at the time the loan is placed on the books. Loan origination fees for all other loans are deferred and recognized as an adjustment of the yield over the life of the loan using the straight-line method.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Loans (Continued)
A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.
Allowance for Loan Losses
The allowance for loan losses is established as lossese are estimated to have occurred through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.
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
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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
Foreclosed Assets
Foreclosed assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. (Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.) Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent adjustments to the value are expensed. The carrying amount of foreclosed assets at December 31, 2008 and 2007 was $2,119,818 and $364,999, respectively.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
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
Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of deferred tax assets. Management believes that the Company will generate sufficient operating earnings to realize the deferred tax benefits.
Earnings (Loss) Per Share
Basic earnings (loss) per share represent income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unearned shares of the Employee Stock Ownership Plan and unvested shares of stock. Diluted earnings (loss) per share are computed by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist only of stock options and unvested restricted shares.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Standards
SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to  recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have a significant impact on the Company’s accounting should it enter into any business combinations closing on or after January 1, 2009.
SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157, with the exception of certain provisions, became effective for the Company on January 1, 2008 (see Note 18 — Fair Value of Financial Instruments).
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 became effective for the Company on January 1, 2008. The adoption of this statement did not have a significant impact on the Company’s financial statements.
SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Standards (Continued)
SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Company’s financial statements.
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The adoption of Interpretation 48 on January 1, 2007 did not significantly impact the Company’s financial statements.
FSP No. 48-1 “Definition of Settlement in FASB Interpretation No. 48.” FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 was effective retroactively to January 1, 2007 and did not significantly impact the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. SECURITIES
     The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008:
U. S. Government sponsored agency securities	$20,923,967	$248,091	$(7,077)	$21,164,981
State and municipal securities	30,052,558	60,677	(2,602,013)	27,511,222
Corporate debt securities	2,187,686	—	(398,303)	1,789,383
Mortgage-backed securities	64,380,979	1,469,043	(442,624)	65,407,398

Total debt securities	117,545,190	1,777,811	(3,450,017)	115,872,984
Equity securities	434,801	20,999	(188,259)	267,541

Total securities	$117,979,991	$1,798,810	$(3,638,276)	$116,140,525

December 31, 2007:
U. S. Government sponsored agency securities	$14,969,355	$62,808	$(35,858)	$14,996,305
State and municipal securities	32,991,873	42,779	(1,156,205)	31,878,447
Corporate debt securities	4,453,786	—	(600,183)	3,853,603
Mortgage-backed securities	55,765,963	265,446	(432,910)	55,598,499

Total debt securities	108,180,977	371,033	(2,225,156)	106,326,854
Equity securities	1,924,014	—	(383,676)	1,540,338

Total securities	$110,104,991	$371,033	$(2,608,832)	$107,867,192

The amortized cost and fair value of debt securities available for sale as of December 31, 2008 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
Due in one year or less	$1,500,000	$1,511,670
Due from one year to five years	2,564,821	2,487,407
Due from five to ten years	8,316,844	7,995,632
Due after ten years	40,782,546	38,470,877
Mortgage-backed securities	64,380,979	65,407,398

	$117,545,190	$115,872,984

Securities with a carrying value of $64,931,946 and $40,863,150 at December 31, 2008 and 2007, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. SECURITIES (Continued)
Gains and losses on sales of securities available for sale consist of the following:

	December 31,
	2008	2007
Gross gains on sales of securities	$361,701	$108,594
Gross losses on sales of securities	(127,025)	(463,755)

Net realized gains (losses) on sales of securities available for sale	$234,676	$(355,161)

During 2008, the Company recorded an other than temporary impairment charges on securities of three issuers whose securities were held in our available for sale portfolio. An other than temporary impairment charge of $1.5 million was recorded on its investment in Freddie Mac preferred stock. The value of these securities declined significantly after the U.S. Government placed both companies into conservatorship in September 2008. The securities have a new cost basis of approximately $1. In addition, the Company impaired the corporate bonds of General Motors, in which we had an investment of $1.2 million that was written down to $220,000, and the corporate bonds of Ford Motor Credit, in which the Company held an investment of $1.0 million that was written down to $400,000. Subsequent to the write down, the Company saw a significant increase in the value of the corporate bonds. Based on the change in value, the Company sold the investments in General Motors and Ford Motor Credit for an approximate gain of $172,000. The Company still holds the investment in the preferred stock of Freddie Mac at December 31, 2008.
The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2008 and 2007.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
December 31, 2008:
U.S. Government sponsored agency securities	$1,992,923	$(7,077)	$—	$—	$1,992,923	$(7,077)
State and municipal securities	12,567,698	(889,679)	10,383,740	(1,712,334)	22,951,438	(2,602,013)
Corporate debt securities	—	—	763,444	(398,303)	763,444	(398,303)
Mortgage-backed securities	4,366,655	(378,461)	4,772,176	(64,163)	9,138,831	(442,624)

Subtotal, debt securities	18,927,276	(1,275,217)	15,919,360	(2,174,800)	34,846,636	(3,450,017)
Equity securities	—	—	246,541	(188,259)	246,541	(188,259)

Total temporarily impaired securities	$18,927,276	$(1,275,217)	$16,165,901	$(2,363,059)	$35,093,177	$(3,638,276)

December 31, 2007:
U.S. Government sponsored agency securities	$1,491,434	$(8,566)	$1,470,007	$(27,292)	$2,961,441	$(35,858)
State and municipal securities	18,870,294	(1,014,825)	5,601,015	(141,380)	24,471,309	(1,156,205)
Corporate debt securities	—	—	2,822,003	(600,183)	2,822,003	(600,183)
Mortgage-backed securities	5,096,750	(11,716)	15,847,197	(421,194)	20,943,947	(432,910)

Subtotal, debt securities	25,458,478	(1,035,107)	25,740,222	(1,190,049)	51,198,700	(2,225,156)
Equity securities	1,214,192	(275,023)	326,147	(108,653)	1,540,339	(383,676)

Total temporarily impaired securities	$26,672,670	$(1,310,130)	$26,066,369	$(1,298,702)	$52,739,039	$(2,608,832)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. SECURITIES (Continued)
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
The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons. In addition, this investment is subject to restrictions relating to sale, transfer or other disposition. Dividends are recognized in income when declared. The carrying value of this investment at December 31, 2008 is $3,185,800. The estimated fair value of this investment is $3,185,800 as of December 31, 2008 and therefore is not considered impaired.
Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia. The Company accounts for this investment by the cost method. This investment represents approximately 4.9% of the outstanding shares of Chattahoochee. Since its initial capital raise, Chattahoochee has not had any stock transactions, and therefore, no fair market value is readily available. The carrying value of this investment at December 31, 2008 is $1,010,000. The Company plans to hold this investment for the foreseeable future, and does not consider it impaired as of December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of loans is summarized as follows:

	December 31,
	2008	2007
Commercial real estate	$52,477,396	$41,630,161
Commercial and industrial loans	42,838,238	44,921,900
Multifamily	10,719,282	12,296,741
Construction and land	43,296,696	51,308,309
Farmland	5,743,563	4,817,842
Mortgage loans, 1-4 families	79,727,032	74,752,559
Home equity	18,343,923	17,256,522
Indirect auto loans	26,577,958	31,898,142
Direct auto loans	13,175,286	15,819,782
Student loans	552,174	593,765
Other	9,036,344	9,377,415

	302,487,892	304,673,138
Total allowance for loan losses	(4,950,722)	(4,415,669)

Loans, net	$297,537,170	$300,257,469

The following is a summary of information pertaining to impaired loans:

	As of and For the Years Ended
	December 31,
	2008	2007
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	7,281,226	3,211,635

Total impaired loans	$7,281,226	$3,211,635

Valuation allowance related to impaired loans	$666,193	$434,986

Average investment in impaired loans	$4,811,203	$1,928,011

Forgone interest income on impaired loans	$202,843	$66,180

Loans on nonaccrual status amounted to $7,281,226 and $3,211,635 at December 31, 2008 and 2007, respectively. There were no loans past due ninety days or more and still accruing interest at December 31, 2008 and 2007, respectively. There were no significant amounts of interest income recognized on impaired loans on the cash basis for the years ended December 31, 2008 and 2007.
Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2008	2007
Balance, beginning of year	$4,415,669	$4,075,997
Provision for loan losses	3,350,000	1,178,000
Loans charged off	(3,001,570)	(1,033,471)
Recoveries of loans previously charged off	186,623	195,143

Balance, end of year	$4,950,722	$4,415,669

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates. Changes in related party loans at December 31, 2008 are summarized as follows:

Balance, beginning of year	$10,621,943
Advances	15,397,037
Repayments	(15,943,120)

Balance, end of year	$10,075,860

NOTE 4. OTHER REAL ESTATE OWNED
A summary of other real estate owned is presented as follows:

	Years Ended December 31,
	2008	2007
Balance, beginning of year	$287,030	$305,930
Additions	3,276,417	190,851
Disposals	(1,112,341)	(209,751)
Loss on sale and write downs of other real estate owned	(386,317)	—

Balance, end of year	$2,064,789	$287,030

NOTE 5. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows:

	December 31,
	2008	2007
Land and improvements	$5,864,170	$4,770,720
Buildings	12,511,976	8,959,020
Furniture and equipment	8,578,984	7,797,802
Construction in progress	40,674	2,641,120

	26,995,804	24,168,662
Accumulated depreciation	(10,194,621)	(9,353,142)

	$16,801,183	$14,815,520

Construction in progress at December 31, 2008 consisted primarily of costs associated with the purchase of real estate and design for a new branch location in the Albany market area. Currently, the Company has not started construction of this facility and does not have an estimated cost for the facility.
Included in construction in progress at December 31, 2007 was $2,641,120 for the construction of two branches in Ocala, Florida. These branches were completed and placed in service in 2008 for a total cost of approximately $3.5 million.
Depreciation and amortization expense was $964,205 and $974,435 for the years ended December 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. PREMISES AND EQUIPMENT (Continued)
Leases
The Company has three leases for office space being, two used as branch locations and one for the Company’s investment division. One of the branch facilities is leased on a month-to-month basis in Lee County, Georgia. The Company intends to discontinue the lease of this location on June 30, 2009. The other branch location is under a noncancelable operating lease on its banking facility in Ocala, Florida. The lease for the investment division is under a noncancelable lease in Albany, Georgia.
The Company has also obtained assignment of a 99 year land lease associated with its main office in Ocala, Florida with a remaining life of approximately 64 years.
Rental expense under all operating leases amounted to approximately $147,225 and $129,054 for the years ended December 31, 2008 and 2007, respectively.
Future minimum lease commitments on noncancelable operating leases, excluding any renewal options, are summarized as follows:

2009	$106,900
2010	81,800
2011	24,500
2012	13,200
2013	13,200
Thereafter	770,000

$1,009,600

NOTE 6. DEPOSITS
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 was $58,363,282 and $80,700,272, respectively. The scheduled maturities of time deposits at December 31, 2008 are as follows:

2009	$143,929,221
2010	13,773,394
2011	5,384,507
2012	1,403,454
2013 and beyond	2,144,349

$166,634,925

At December 31, 2008 and 2007, overdraft deposit accounts reclassified to loans totaled $267,806 and $513,430, respectively.
The Company had $53,039,736 and $64,894,275 in brokered deposits as of December 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. EMPLOYEE BENEFIT PLANS
Pension Plan
The Company provides pension benefits for eligible employees through a defined benefit pension plan. All employees that meet certain age and service requirements participate in the retirement plan on a noncontributing basis. Information pertaining to the activity in the plan is as follows:

	December 31,
	2008	2007
Changes in benefit obligations:
Obligations at beginning of year	$7,574,649	$7,361,124
Service cost	753,177	707,337
Interest cost	398,996	413,137
Benefits paid	(615,968)	(1,271,190)
Actuarial (gain) loss	(1,357,251)	364,241

Obligations at end of year	$6,753,603	$7,574,649

Changes in plan assets:
Fair value of assets at beginning of year	$6,227,688	$6,050,241
Actual return on assets	(1,320,750)	248,637
Company contributions	301,104	1,200,000
Benefits paid	(615,968)	(1,271,190)

Fair value of assets at end of year	$4,592,074	$6,227,688

Funded status at end of year, included in other liabilities	$(2,161,529)	$(1,346,961)

Pretax amounts recognized in accumulated other comprehensive income consist of:
Net loss	$3,564,058	$3,462,374
Prior service cost	175,933	185,047

	$3,739,991	$3,647,421

Accumulated benefit obligation	$5,424,718	$6,065,240

Net periodic benefit cost:
Service cost	$753,177	$707,337
Interest cost	398,996	413,137
Expected return on plan assets	(449,094)	(465,558)
Amortization of prior losses	310,909	282,250
Amortization of service costs	9,114	9,114

Net periodic benefit cost	$1,023,102	$946,280

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. EMPLOYEE BENEFIT PLANS (Continued)
Pension Plan (Continued)
Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007
Current year actuarial loss	$412,593	$581,162
Amortization of prior losses	(310,909)	(282,250)
Amortization of prior service cost	(9,114)	(9,114)

Total recognized in other comprehensive income	$92,570	$289,798

	December 31,
	2008	2007
Assumptions used in computations:
In computing ending obligations:
Discount rate	6.50%	5.75%
Rate of compensation increase	3.00%	3.00%
In computing expected return on plan assets	7.50%	7.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. EMPLOYEE BENEFIT PLANS (Continued)
Pension Plan (Continued)
To determine the expected rate of return on plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. The approximate allocation of plan assets as of December 31, 2008 and 2007 is as follows:

	2008	2007
Fixed income	78.3%	59.4%
Equities	20.3%	39.1%
Cash and cash equivalents	1.4%	1.5%
Plan fiduciaries set investment policies and strategies for the plan assets. Long-term strategic investment objectives include capital appreciation through balancing risk and return.
The Company expects to contribute $1,000,000 to the plan during 2009.
The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2009 are as follows:

Prior service cost	$9,114
Net loss	332,034

$341,148

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Fiscal Year	Amount
2009	$320,153
2010	318,740
2011	536,324
2012	1,147,458
2013	558,880
2014-2018	4,387,365
401(K) Plan
The Company has also established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation up to 25%, subject to certain limits based on federal tax laws. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Bank matches 50% of employee’s contributions up to 4% of their salary. Total expense recorded for the Bank’s match was approximately $100,000 and $87,000 for December 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. EMPLOYEE BENEFIT PLANS (Continued)
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
Contributions to the ESOP during 2008 and 2007 amounted to $556,691 in each year.
Compensation expense for shares committed to be released under the Company’s ESOP in 2008 and 2007 were $487,882 and $650,806, respectively. Shares held by the ESOP were as follows:

	2008	2007
Shares released for allocation	154,245	110,175
Unearned	286,455	330,525

Total ESOP shares	440,700	440,700

Fair value of unearned shares	$2,578,095	$3,718,406

NOTE 8. DEFERRED COMPENSATION PLANS
The Company has entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the remaining expected service period. The Company has purchased life insurance policies which they intend to use to finance this liability. Cash surrender value of life insurance of $14,136,119 and $8,640,647 at December 31, 2008 and 2007, respectively, is separately stated on the consolidated balance sheets. In September of 2007, the Company accelerated vesting under its deferred compensation agreements with each of its currently serving covered directors and executives. Under this acceleration, each covered director and executive is fully vested in their plan balance.
Accrued deferred compensation of $3,123,970 and $3,484,114 at December 31, 2008 and 2007, respectively, is included in other liabilities.
The Company has also entered into deferred salary agreements with certain officers electing to defer a portion of their salary. These amounts are expensed and the plan accumulates the deferred salary plus earnings. At December 31, 2008 and 2007, the liability for these agreements was $439,893 and $362,064, respectively, and is included in other liabilities.
Aggregate compensation expense under the plans was $61,507 and $1,443,220 for 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Securities sold under repurchase agreements are secured borrowings and are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Federal funds purchased and securities sold under repurchase agreements at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Federal funds purchased from Chattahoochee Bank of Georgia with interest at 0.15% maturing daily	$10,969,017	$—
Sold in overnight agreements maturing in one to four days	528,474	288,452
Sold in a structured agreement due January 25, 2015. The rate resets quarterly until January 25, 2011. At that date, it can be terminated or renewed at a rate of 3.78% until maturity. The rate at December 31, 2008 was 3.01%	5,000,000	—
Sold in a structured agreement due March 3, 2013. The rate resets quarterly until September 3, 2010. At that date, it can be terminated or renewed at a rate of 3.45% fixed until maturity. The rate at December 31, 2008 was 1.95%	5,000,000	—
Sold in a structured agreement due March 3, 2018. The rate is fixed at a rate of 2.19% until March 3, 2010. At that date, it can be renewed at a variable rate or terminated	5,000,000	—
Sold in a structured agreement at a variable rate due March 8, 2017 with a quarterly put beginning March 8, 2010. The rate resets quarterly and was 1.79% at December 31, 2008	10,000,000	10,000,000
Sold in a structured agreement at a fixed rate of 4.75% due August 21, 2017 with a quarterly put beginning August 21, 2011	5,000,000	5,000,000

	$41,497,491	$15,288,452

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. OTHER BORROWINGS
Other borrowings consist of the following:

	December 31,
	2008	2007
Advance from Federal Home Loan Bank with interest at a fixed rate of 5.16% until March 24, 2009, due June 22, 2009	$10,000,000	$10,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 3.71% until September 17, 2009, due September 17, 2014	5,000,000	5,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 4.23% until August 17, 2010, due August 17, 2015	5,000,000	5,000,000
Advance from Federal Home Loan Bank with interest at a variable rate of 2.85%, due February 28, 2011	7,500,000	—
Advance from Federal Home Loan Bank with interest at a fixed rate of 2.74% until July 23, 2009, due July 23, 2018	10,000,000	—
Advance from Federal Home Loan Bank with interest at a fixed rate of 4.54% until October 30, 2009, due October 31, 2016	15,000,000	15,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 5.24%, due July 21, 2008	—	10,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 4.36%, due December 10, 2008	—	5,000,000

	$52,500,000	$50,000,000

The advances from Federal Home Loan Bank are collateralized by the pledging of a blanket lien on all first mortgage loans and other specific loans, as well as FHLB stock.
Other borrowings at December 31, 2008 have maturities in future years as follows:

2009	$10,000,000
2010	—
2011	7,500,000
2012	—
2013	—
Later years	35,000,000

$52,500,000

The Company and subsidiary Bank have available unused lines of credit with various financial institutions including the FHLB totaling approximately $73,903,000 at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. INCOME TAXES
The income tax benefit in the consolidated statements of operations consists of the following:

	Years Ended December 31,
	2008	2007
Current	$350,207	$457,865
Reversal of contingent tax liability	—	(1,061,888)
Deferred	(1,578,183)	(246,373)

	$(1,227,976)	$(850,396)

The Company’s income tax benefit differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2008	2007
Tax at federal income tax rate	$(506,714)	$704,041
Increase (decrease) resulting from:
Reversal of contingent tax liability	—	(1,061,888)
Tax-exempt interest	(407,702)	(361,592)
Bank owned life insurance	(168,467)	(118,131)
Employee Stock Ownership Plan	(23,395)	31,999
Other	(121,698)	(44,825)

Provision for income tax benefits	$(1,227,976)	$(850,396)

Deferred tax assets:
Loan loss reserves	$1,486,793	$1,099,315
Deferred compensation	1,076,788	1,182,086
Organizational cost	4,832	9,664
Pension liability	1,495,663	1,458,633
Unrealized loss on securities available for sale	728,738	888,070
Impairment loss on securities available for sale	600,000	—
Stock-based compensation	300,567	224,333
Nonaccrual loans	81,136	10,922
Other	5,676	5,676

	5,780,193	4,878,699

Deferred tax liabilities:
Depreciation and amortization	31,701	350,926
Realized gains on terminated cash flow hedges	446,060	—
Unrealized gain on cash flow hedges	—	156,558
Deferred pension costs	35,468	324,267
Deferred loans costs	75,384	21,747

	588,613	853,498

Net deferred tax assets	$5,191,580	$4,025,201

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. EARNINGS (LOSS) PER SHARE
The components used to calculate basic and diluted earnings (loss) per share as required by Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”) for the years ended December 31, 2008 and 2007 follows:

	Years Ended December 31,
	2008	2007
Basic Earnings and Shares:
Net Income (Loss)	$(262,360)	$2,921,105

Weighted-average basic shares outstanding	10,208,981	10,337,804

Basic Earnings (Loss) Per Share:
Net Income (Loss)	$(0.03)	$0.28

Diluted Earnings and Shares:
Net Income (Loss)	$(262,360)	$2,921,105

Weighted-average basic shares outstanding	10,208,981	10,337,804
Add: Stock options and nonvested shares	—	39,521

Weighted-average diluted shares outstanding	10,208,981	10,377,325

Diluted Earnings Per Share:
Net Income	$(0.03)	$0.28

At December 31, 2008 and 2007, potential common shares of 614,168 and 7,500 were not included in the calculation of diluted earnings (loss) per share because the assumed exercise of such shares would be anti-dilutive.
NOTE 13. STOCK PLANS AND STOCK-BASED COMPENSATION
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
At December 31, 2008, there was approximately $755,000 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)
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
A summary of the status of the two plans at December 31, 2008 and 2007, along with changes during the years then ended follows:

	2008		2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Under option, beginning of year	474,605	$12.60	520,605	$12.60
Granted	19,750	11.25	—	—
Exercised	—	—	(9,200)	12.54
Forfeited	(2,240)	12.54	(36,800)	12.54
Expired	(560)	12.54	—	—

Under option, end of year	491,555	$12.55	474,605	$12.60

Exercisable at end of year	188,720	$12.61	94,921	$12.60

Weighted average fair value per option of options granted during year		$1.91		$—

Total grant date fair value of options vested during the year		$303,124		$333,900

Total intrinsic value of options exercised during the year		$—		$14,812

Shares available for grant		49,506		67,016

The following table presents information on stock options outstanding for the period shown, less estimated forfeitures:

	Year ended	Year Ended
	December 31,	December 31,
	2008	2007
Stock options vested and expected to vest:
Number	491,555	474,605
Weighted Average Exercise Price	$12.55	$12.60
Aggregate Intrinsic Value	—	—
Weighted Average Contractual Term of Options	7.5 years	8.4 years

Stock options vested and currently exercisable:
Number	188,720	94,921
Weighted Average Exercise Price	$12.60	$12.60
Aggregate Intrinsic Value	—	—
Weighted Average Contractual Term of Options	7.4 years	8.4 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)
A further summary of the options outstanding at December 31, 2008 follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of		Average	Average		Average
Exercise		Contractual Life	Exercise		Exercise
Prices	Number	in Years	Price	Number	Price

$12.54	464,305	7.4	$12.54	185,720	$12.54
$16.63	7,500	7.9	$16.63	3,000	$16.63
$11.25	19,750	9.0	$11.25	—	$—

	491,555	7.5	$12.55	188,720	$12.61

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

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
Weighted-average risk-free interest rate	4.01%	5.04%
Weighted average expected life of the options	7.5 years	7.5 years
Weighted average expected dividends (as a percent of the fair value of the stock)	2.55%	1.48%
Weighted-average expected volatility	14.37%	14.41%
For the years ended December 31, 2008 and 2007, the Company recognized pre-tax compensation expense related to stock options of approximately $311,000 and $316,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)
The Company also grants restricted stock periodically as a part of the 2006 Plan for the benefit of employees and directors. Under the Plan, 220,328 shares of common stock were reserved for restricted stock grants. At December 31, 2007, restricted stock grants covering 217,410 shares of common stock had been issued, 15,516 had been forfeited, and 18,434 shares were available for grant. Restricted stock grants are made at the discretion of the Board of Directors. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period which is currently five years for all grants issued. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. The restriction is based upon continuous service. Restricted stock consists of the following for the year ended December 31, 2008:

		Weighted
		Average
		Market
	Restricted	Price
	Shares	at Grant
Balance, beginning of year	151,692	$12.60
Granted	9,505	11.25
Vested	(37,700)	12.60
Forfeited	(884)	12.54

Balance, end of year	122,613	$12.50

The balance of unearned compensation related to these restricted shares as of December 31, 2008 was approximately $1,222,000, which is expected to be recognized over a weighted-average of 2.5 years. Total compensation expense recognized for the restricted shares granted to employees and directors for the years ended December 31, 2008 and 2007 was approximately $498,000 and $496,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS
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

In March 2008, the Company terminated these swap agreements for a cash payment from its counterparty in the amount of $898,725. This gain, net of tax, is reported as a component of other comprehensive income, and will be accreted to interest income over the remaining life of the swap agreements. As of December 31, 2008, the Company had a balance of $751,661 of unaccreted gain related to these swap agreements. In May 2008, the Company entered into two, 3-year interest rate swap agreements totaling a $20 million notional amount to hedge against interest rate risk in a declining rate environment. In November 2008, the Company terminated these swap agreements for a cash payment from its counterpart in the amount of $376,471. This gain, net of tax, is reported as a component of other comprehensive income, and will be accreted to interest income over the remaining life of the swap agreements. As of December 31, 2008, the Company had a balance of $363,489 of unaccreted gain related to these swap agreements. In 2008, the Company recorded interest income of $160,046 on the accretion of terminated cash flow hedges. The Company also reported net interest income of $141,854 during 2008 for periods in which the above cash flow hedges were effective. At December 31, 2008, the Company had no remaining derivative contracts in place.
The following table sets forth the amounts of deferred gain that will be accreted into interest income from these cash flow hedges in the years indicated:

2009	$351,866
2010	351,866
2011	248,013
2012	163,405

$1,115,150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. COMMITMENTS AND CONTINGENCIES
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
The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2008	2007
Commitments to extend credit	$37,200,583	$44,174,786
Financial standby letters of credit	4,989,085	4,990,926

	$42,189,668	$49,165,712

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
At December 31, 2008 and 2007, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2008 and 2007.
Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. CONCENTRATIONS OF CREDIT
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
The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $12.0 million.
NOTE 17. REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2008, approximately $244,000 of retained earnings were available for dividend declaration without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2008 and 2007, the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2008, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. REGULATORY MATTERS (Continued)
The Company and the Bank’s actual capital amounts and ratios are presented in the following table.

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(Dollars in thousands)
As of December 31, 2008
Total Capital to Risk Weighted Assets
Consolidated	$66,767	18.4%	$29,035	8.0%	$	n/a	—
HeritageBank of the South	59,670	16.7%	28,654	8.0%		35,818	10.0%
Tier I Capital to Risk Weighted Assets
Consolidated	$61,816	17.0%	$14,517	4.0%	$	n/a	—
HeritageBank of the South	55,178	15.4%	14,327	4.0%		21,491	6.0%
Tier I Capital to Average Assets:
Consolidated	$61,816	12.6%	$19,622	4.0%	$	n/a	—
HeritageBank of the South	55,178	11.0%	19,983	4.0%		24,979	5.0%

As of December 31, 2007
Total Capital to Risk Weighted Assets
Consolidated	$70.451	19.5%	$28,897	8.0%	$	n/a	—
HeritageBank of the South	60,191	17.1%	28,087	8.0%		35,108	10.0%
Tier I Capital to Risk Weighted Assets
Consolidated	$66,062	18.3%	$14,448	4.0%	$	n/a	—
HeritageBank of the South	55,802	15.9%	14,043	4.0%		21,065	6.0%
Tier I Capital to Average Assets:
Consolidated	$66,062	14.9%	$17,756	4.0%	$	n/a	—
HeritageBank of the South	55,802	12.6%	17,710	4.0%		22,138	5.0%
Heritage Financial Group is subject to Georgia capital requirements for holding companies. At December 31, 2008, Heritage Financial Group had total equity of approximately $62.2 million or 12.4% of total assets as of that date. Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier 1 leverage capital of $61.8 million or 12.6%, which is $42.2 million above the 4.0% requirement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. On February 12, 2008, the FASB issued Staff Position 157-2 which defers the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.
On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” This FSP clarified the application of SFAS No. 157 in a market that is not active and reiterated that the results of distressed sales or forced liquidations are not determinative when measuring fair value. It emphasized that when determining fair value, the use of management’s internal assumptions concerning future cash flows discounted at an appropriate risk-adjusted interest rate is acceptable when relevant observable market data do not exist. In some situations, multiple inputs from a variety of sources may provide the best evidence of fair value. The FSP also described how the use of broker quotes should be considered when assessing the relevance of observable and unobservable inputs. The impact of this statement is minimal, as this FSP provides clarification to existing guidance.
As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Bank uses various methods including market, income and cost approaches. Based on these approaches, the Bank often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Bank is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and U.S. Government-sponsored enterprise debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements (Continued)

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
Assets Measured at Fair Value on a Recurring Basis
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Available for Sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
The following table presents financial assets measured at fair value on a recurring basis:

Fair Value Measurements at December 31, 2008
		Quoted Prices	Significant
	Assets/Liabilities	In Active	Other	Significant
	Measured at	Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	December 31,	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$116,140,525	$21,000	$116,119,525	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Assets Measured at Fair Value on a Non-recurring Basis
Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Impaired Loans
Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan impairment as non-recurring Level 3. At December 31, 2008, there were no impaired loans reported at fair value utilizing Level 2 valuation inputs. Impaired loans with a carrying value of $7,281,226 were reduced by specific valuation allowance allocations totaling $666,193 total reported fair value of $6,615,033 on collateral valuations utilizing Level 3 valuation inputs at December 31, 2008.
Fair Value Option
In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. While SFAS No. 159 became effective for the Company beginning January 1, 2008, the Company has not elected the fair value option that is offered by this statement.
Disclosures about Fair Value of Financial Instruments
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Disclosures about Fair Value of Financial Instruments (Continued)
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash, Due From Banks, Interest-Bearing Deposits in Banks and Federal Funds Sold: The carrying amount of cash, due from banks, interest-bearing deposits at other financial institutions and federal funds sold approximates fair value.
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
Cash Flow Hedge Derivative Instruments: The carrying amount and fair value of cash flow hedge derivative instruments in based on available quoted market prices.
Deposits: The carrying amount of demand deposits, savings deposits and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.
Federal Funds Purchased and Securities Sold Under Repurchase Agreements: The fair value of fixed rate federal funds purchased and securities sold under repurchase agreements is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.
Other Borrowings: The carrying amount of variable rate advances approximates fair value. The fair value of fixed rate advances is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.
Accrued Interest: The carrying amount of accrued interest approximates fair value.
Off-Balance-Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Disclosures about Fair Value of Financial Instruments (Continued)
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks and interest-bearing deposits in banks	$10,905,360	$10,905,360	$9,333,797	$9,333,797

Federal funds sold	$30,254,000	$30,254,000	$14,505,000	$14,505,000

Securities available for sale	$116,140,525	$116,140,525	$107,867,192	$107,867,192

Federal home loan bank stock	$3,185,800	$3,185,800	$2,969,700	$2,969,700

Other equity securities	$1,010,000	$1,010,000	$—	$—

Loans	$302,487,892	$309,635,072	$304,673,138	$310,270,355
Allowance for loan losses	4,950,722	—	4,415,669	—

Loans, net	$297,537,170	$309,635,072	$300,257,469	$310,270,355

Cash flow hedge derivative instruments	$—	$—	$391,396	$391,396

Accrued interest receivable	$2,155,327	$2,155,327	$2,586,357	$2,586,357

Financial liabilities:
Deposits	$338,545,994	$336,904,274	$330,629,410	$333,449,645

Federal funds purchased and securities sold under repurchase agreements	$41,497,491	$44,497,491	$15,288,452	$15,870,319

Other borrowings	$52,500,000	$56,936,956	$50,000,000	$51,099,312

Accrued interest payable	$1,045,042	$1,045,042	$947,352	$947,352

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
Assets
Cash and due from banks	$112,682	$314,135
Federal funds sold	62,000	2,463,000
Other equity securities, at cost	1,010,000	—
Securities available for sale, at fair value	4,616,161	6,727,072
Investment in subsidiary	55,884,743	55,867,990
Premises and equipment, net	469,986	484,691
Other assets	941,580	449,703

Total assets	$63,097,152	$66,306,591

Liabilities
Other liabilities	$884,179	$714,441

Stockholders’ equity	62,212,973	65,592,150

Total liabilities and stockholders’ equity	$63,097,152	$66,306,591

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP (PARENT COMPANY ONLY)
(Continued)
CONDENSED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Income
Dividends from subsidiaries	$1,571,500	$1,200,000
Interest	359,260	523,604
Impairment loss on securities	(860,049)	—
Gain on sale of securities	89,250	—
Other income	1,571	—

Total income	1,161,532	1,723,604

Expense
Depreciation	14,705	14,618
Other expense	768,009	956,704

Total expense	782,714	971,322

Income before income tax benefits and equity in undistributed earnings (distributions in excess of earnings) of subsidiary	378,818	752,282

Income tax benefits	441,145	225,784

Income before equity in undistributed earnings (distributions in excess of earnings) of subsidiary	819,963	978,066

Equity in undistributed earnings (distributions in excess of earnings) of subsidiary	(1,082,323)	1,943,039

Net income (loss)	$(262,360)	$2,921,105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP (PARENT COMPANY ONLY)
(Continued)
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(262,360)	$2,921,105

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,705	14,618
Excess tax (benefit) shortfall related to stock-based compensation plans	3,432	(64,119)
Stock-based compensation expense	225,420	811,781
Impairment losses on securities available for sale	860,049	—
Gain on sale of securities	(89,250)	—
(Equity in undistributed earnings) distributions in excess of earnings of subsidiary	1,082,323	(1,943,039)
Other operating activities	(393,772)	(535,274)

Total adjustments	1,702,907	(1,716,033)

Net cash provided by operating activities	1,440,547	1,205,072

INVESTING ACTIVITIES
Decrease in federal funds sold	2,401,000	3,348,000
Purchase of premises and equipment	—	(891)
Purchases of securities	—	(1,500,000)
Proceeds from maturities of securities	1,101,362	738,460
Proceeds from sale of securities	409,250	1,500,000
Purchase of other equity securities	(1,010,000)	—

Net cash provided by investing activities	2,901,612	4,085,569

FINANCING ACTIVITIES
Decrease in federal funds purchased	—	(5,000,000)
Shares released to employee stock ownership plan	487,882	650,806
Excess tax (benefit) shortfall related to stock-based compensation plans	(3,432)	64,119
Proceeds from exercise of stock options	—	115,368
Purchase of treasury shares, net	(4,241,148)	(811,374)
Dividends paid to stockholders	(786,914)	(762,971)

Net cash used in financing activities	(4,543,612)	(5,744,052)

Net decrease in cash and due from banks	(201,453)	(453,411)

Cash and due from banks at beginning of year	314,135	767,546

Cash and due from banks at end of year	$112,682	$314,135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20. STOCK REPURCHASE PLAN
In May and October 2006, the Board of Directors approved a plan to repurchase 555,328 shares of the Company’s common stock. During 2006, the Company acquired 555,328 shares of common stock, for a total cost of $8,520,680.
In February 2007, the Board of Directors approved a plan to repurchase 300,000 shares of the Company’s common stock. As of December 31, 2007, the Company had acquired 61,106 shares at a total cost of $816,227. On February 19, 2008, the Board of Directors extended this plan until February 2009. During 2008, the Company completed this plan by repurchasing the remaining 238,894 shares for a total cost of $2,879,378.
In October 2008, the Board of Directors approved a plan to repurchase 125,000 shares. The Company completed this plan, purchasing 125,000 shares for a total cost of $1,242,838. In December 2008, the Board of Directors approved a plan to repurchase 250,000 shares. As of December 31, 2008, the Company had acquired 14,000 shares under this plan for a total cost of $122,500.