Form 10-K/A
period 2008-12-31
Heritage Financial Group
filed 2009-05-01
CIK 1320002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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
Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of March 24, 2009, there were issued and outstanding 10,411,496 shares of the registrant’s common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant on this date was approximately $11.7 million, computed by reference to the last sales price on NASDAQ Global Market on that date of $6.50 per share on 1,799,767 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K – Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Heritage Financial Group for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009 (the “Original Filing”). We are filing this Amendment to amend the front cover of the Original Filing to correct a typographical error on the front cover in which the “yes” box was inadvertently checked in answer to the question of whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). This amendment is being filed to correctly indicate “no” as the answer to that item. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.
     Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Heritage Financial Group and its subsidiaries. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.
 ii

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

HERITAGE FINANCIAL GROUP
Date: May 1, 2009	By:	/s/ O. Leonard Dorminey
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

Date: May 1, 2009	/s/ O. Leonard Dorminey

O. Leonard Dorminey
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 1, 2009	/s/ Antone D. Lehr

Antone D. Lehr, Chairman of the Board

Date: May 1, 2009	/s/ Joseph C. Burger

Joseph C. Burger, Vice Chairman of the Board

Date: May 1, 2009	/s/ Douglas J. McGinley

Douglas J. McGinley, Director

Date: May 1, 2009	/s/ Carol W. Slappey

Carol W. Slappey, Director

Date: May 1, 2009	/s/ J. Keith Land

J. Keith Land, Director

Date: May 1, 2009	/s/ J. Lee Stanley

J. Lee Stanley, Director

Date: May 1, 2009	/s/ T. Heath Fountain

T. Heath Fountain
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32	Section 1350 Certifications