Form 10-Q
period 2009-03-31
Heritage Financial Group
filed 2009-05-14
CIK 1320002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 — Commission File Number 000-51305

HERITAGE FINANCIAL GROUP
(A United States Corporation)
IRS Employer Identification Number 45-0479535
721 N. Westover Blvd., Albany, GA 31707
229-420-0000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:
At May 8, 2009 there were 10,411,496 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP
INDEX

		Page
		Number
PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 AND DECEMBER 31, 2008	3

	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTSH ENDED MARCH 31, 2009 AND 2008	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTSH ENDED MARCH 31, 2009 AND 2008	5

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTSH ENDED MARCH 31, 2009 AND THE YEAR ENDED DECEMBER 31, 2008	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTSH ENDED MARCH 31, 2009 AND 2008	7

	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS	12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II — OTHER INFORMATION		23

SIGNATURES		24

EXHIBITS

31.1	Rule 13a–14(a) Certification of Chief Executive Officer
31.2	Rule 13a–14(a) Certification of Chief Financial Officer
32	Section 1350 Certification
EX-31
EX-32

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	Unaudited	Audited
	March 31,	December 31,
	2009	2008
Assets

Cash and due from banks	$12,562,907	$10,159,602
Interest-bearing deposits in banks	651,464	745,758
Federal funds sold	9,713,000	30,254,000
Securities available for sale, at fair value	128,712,137	116,140,525
Federal home loan bank stock, at cost	3,253,400	3,185,800
Other equity securities, at cost	1,010,000	1,010,000

Loans	298,150,665	302,487,892
Less allowance for loan losses	5,435,360	4,950,722

Loans, net	292,715,305	297,537,170

Premises and equipment, net	16,770,949	16,801,183
Accrued interest receivable	2,244,515	2,155,327
Intangible assets	1,000,000	1,000,000
Foreclosed assets	1,402,751	2,119,818
Cash surrender value of bank owned life insurance	14,286,260	14,136,119
Other assets	6,669,739	6,812,425

	$490,992,427	$502,057,727

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$18,720,891	$19,100,197
Interest-bearing	302,771,282	319,445,797

Total deposits	321,492,173	338,545,994

Federal funds purchased and securities sold under repurchase agreements	47,113,419	41,497,491
Other borrowings	52,500,000	52,500,000
Accrued interest payable	821,309	1,045,042
Other liabilities	6,644,655	6,256,227

Total liabilities	428,571,556	439,844,754

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,452,344 issued and outstanding	114,523	114,523
Capital surplus	40,037,908	39,861,237
Retained earnings	41,547,235	41,357,209
Accumulated other comprehensive loss	(2,545,121)	(2,685,633)
Unearned employee stock ownership plan (ESOP) shares, 275,438 and 286,455 shares	(2,754,375)	(2,864,550)

	76,400,170	75,782,786
Treasury stock, at cost, 1,040,848 and 993,498 shares	(13,979,299)	(13,569,813)

Total stockholders’ equity	62,420,871	62,212,973

	$490,992,427	$502,057,727

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2009 and 2008

	For the Three Months
	2009	2008
Interest income
Interest and fees on loans	$4,593,289	$5,476,706
Interest on taxable securities	1,225,709	1,149,889
Interest on nontaxable securities	292,643	326,549
Interest on federal funds sold	16,552	71,754
Interest on deposits in other banks	262	8,148

	6,128,455	7,033,046

Interest expense
Interest on deposits	1,887,761	2,524,605
Interest on other borrowings	684,632	818,843

	2,572,393	3,343,448

Net interest income	3,556,062	3,689,598
Provision for loan losses	800,000	400,000

Net interest income after provision for loan losses	2,756,062	3,289,598

Noninterest income
Service charges on deposit accounts	807,835	927,278
Other service charges, commissions and fees	359,846	327,069
Brokerage fees	194,358	244,035
Mortgage origination fees	105,684	88,794
Bank owned life insurance	150,140	93,455
Gain on sale of securities	21,398	12,359
Other	6,205	72,137

	1,645,466	1,765,127

Noninterest expense
Salaries and employee benefits	2,197,689	2,300,957
Equipment	273,388	321,160
Occupancy	292,347	291,631
Advertising and marketing	87,524	145,331
Legal and accounting	117,880	126,831
Consulting & other professional fees	61,572	93,592
Directors fees and retirement	153,108	152,934
Telecommunications	61,956	71,919
Supplies	38,112	57,844
Data processing fees	329,960	304,213
(Gain) loss on sale and write-downs of other real estate owned	49,064	(805)
Foreclosed asset expenses	44,990	49,710
FDIC insurance and other regulatory fees	80,956	59,234
Other operating	326,133	380,963

	4,114,679	4,355,514

Income before income taxes	286,849	699,211

Applicable income tax (benefits)	(107,774)	119,672

Net income	$394,623	$579,539

Basic earnings per share	$0.04	$0.06

Diluted earnings per share	$0.04	$0.06

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2009 and 2008

	For the Three Months
	2009	2008
Net income	$394,623	$579,539

Other comprehensive income (loss):
Net realized gain on termination of cash flow hedge during the period, net of tax of $359,490	—	539,235
Elimination of unrealized gain on cash flow hedge terminated during the period, net of tax of $156,558	—	(234,838)
Accretion of realized gain on terminated cash flow hedge, net of tax of $35,187	(52,780)	—
Unrealized holding gains on investments arising during the period, net of tax of $137,421 and $413,813	206,131	629,578
Reclassification adjustment for investment gains included in net income, net of tax of $8,559 and $4,902	(12,839)	(7,457)

Total other comprehensive income	140,512	926,518

Comprehensive income	$535,135	$1,506,057

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2009 and
The Year Ended December 31, 2008

							Accumulated
							Other
	Common Stock		Capital	Retained	Unearned	Treasury	Comprehensive
	Shares	Par Value	Surplus	Earnings	ESOP Shares	Stock	Income (Loss)	Total
Balance, December 31, 2007	11,443,723	$114,437	$39,009,323	$42,406,483	$(3,305,250)	$(9,329,501)	$(3,303,342)	$65,592,150
Net loss	—	—	—	(262,360)	—	—	—	(262,360)
Cash dividend declared, $0.28 per share	—	—	—	(786,914)	—	—	—	(786,914)
Stock-based compensation expense			809,086	—	—	—	—	809,086
Repurchase of 377,894 shares of stock for the treasury	—	—	—			(4,244,715)		(4,244,715)
Issuance of 330 shares of common stock from the treasury	—	—	(836)	—	—	4,403	—	3,567
Issuance of restricted stock	9,505	95	(95)	—	—	—	—	—
Forfeiture of restricted stock	(884)	(9)	9	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	617,709	617,709
Excess tax expense from stock based compensation plans	—	—	(3,432)	—	—	—	—	(3,432)
ESOP shares earned, 44,070 shares	—	—	47,182	—	440,700	—	—	487,882

Balance, December 31, 2008	11,452,344	114,523	39,861,237	41,357,209	(2,864,550)	(13,569,813)	(2,685,633)	62,212,973

Net income	—	—	—	394,623	—	—	—	394,623
Cash dividend declared, $0.08 per share	—	—	—	(204,597)	—	—	—	(204,597)
Repurchase of 47,500 shares of stock for the treasury	—	—	—		—	(411,500)	—	(411,500)
Issuance of 150 shares of common stock from the treasury	—	—	(1,253)	—	—	2,014	—	761
Other comprehensive income	—	—	—	—	—	—	140,512	140,512
Stock-based compensation expense	—	—	201,797	—	—	—	—	201,797
ESOP shares earned, 11,018 shares	—	—	(23,873)	—	110,175	—	—	86,302

Balance, March 31, 2009	11,452,344	$114,523	$40,037,908	$41,547,235	$(2,754,375)	$(13,979,299)	$(2,545,121)	$62,420,871

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2009 and 2008

	For the Three Months
	2009	2008
OPERATING ACTIVITIES
Net income	$394,623	$579,539

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,484	256,435
Provision for loan losses	800,000	400,000
ESOP compensation expense	86,302	136,112
Stock-based compensation expense	201,797	202,936
Net gain on sale of securities available for sale	(21,398)	(12,359)
Proceeds on termination of cash flow hedge	—	898,725
Accretion of gain on termination of cash flow hedge	(87,967)	—
Increase in bank owned life insurance	(150,141)	(93,455)
Increase in interest receivable	(89,188)	(85,516)
Decrease in interest payable	(223,733)	(203,170)
Increase (decrease) in taxes payable	(107,775)	119,672
(Gain) loss on sale and write-down’s of other real estate owned	49,064	(805)
Net other operating activities	545,214	(582,331)

Total adjustments	1,229,659	1,036,244

Net cash provided by operating activities	1,624,282	1,615,783

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	94,294	(186,959)
Purchases of securities available for sale	(29,145,589)	(27,196,720)
Proceeds from maturities of securities available for sale	7,859,291	3,401,409
Proceeds from sale of securities available for sale	9,058,238	3,887,984
Net change in Federal home loan bank stock	(67,600)	(778,600)
Decrease in federal funds sold	20,541,000	13,872,000
(Increase) decrease in loans, net	3,803,201	(7,660,775)
Purchase of premises and equipment	(197,250)	(1,629,513)
Proceeds from sale of other real estate owned	886,667	286,226

Net cash provided by (used in) investing activities	12,832,252	(16,004,948)

FINANCING ACTIVITIES
Decrease in deposits	(17,053,821)	(14,140,023)
Increase in federal funds purchased and securities sold under agreement to repurchase	5,615,928	15,818,460
Proceeds from other borrowings	—	15,000,000
Purchase of treasury stock, net	(410,739)	(1,922,612)
Dividends paid to stockholders	(204,597)	(207,265)

Net cash provided by (used in) financing activities	(12,053,229)	14,548,560

Net increase in cash and due from banks	2,403,305	159,395
Cash and due from banks at beginning of period	10,159,602	8,953,836

Cash and due from banks at end of period	$12,562,907	$9,113,231

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,769,127	$3,546,618
Taxes	—	—

NONCASH TRANSACTIONS
Decrease in unrealized losses on securities available for sale	$322,154	$1,036,868
Decrease in unrealized gain on termination of cash flow hedges	—	391,396
Principal balances of loans transferred to other real estate owned	207,698	—
See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES
The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan. The table below sets forth our earnings per share for the three months ended March 31, 2009 and 2008:

	Three Months
	2009	2008
Basic earnings per share:
Net income	$394,623	$579,539

Weighted average common shares outstanding	10,026,182	10,282,887

Total basic earnings per common share	$0.04	$0.06

Diluted earnings per share:
Net income	$394,623	$579,539

Weighted average common shares outstanding	10,026,182	10,282,887
Effect of dilutive stock options and restricted stock	—	26,732

Weighted average dilutive common shares outstanding	10,026,182	10,309,619

Total diluted earnings per common share	$0.04	$0.06

At March 31, 2009 and 2008, potential common shares of 612,267 and 626,298 were not included in the calculation of diluted earnings per share because the assumed exercise of such shares would be anti-dilutive.

NOTE 3 — SHARE BASED COMPENSATION
On May 17, 2006, our stockholders approved the 2006 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, to provide directors, advisory directors, officers and employees of Heritage Financial Group and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence and to provide such individuals with an equity interest in Heritage Financial Group. Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 771,149 shares, of which 550,281 were available as stock options or stock appreciation rights and 220,328 shares were available as restricted stock awards. During 2006, the Compensation Committee of the Board of Directors granted stock options and tandem stock appreciation rights totaling 520,605 shares and granted restricted stock awards totaling 207,905 shares. During the first quarter of 2008, an additional 19,750 of tandem stock option and stock appreciation rights, and 9,505 of restricted stock awards were granted to employees. There were no grants of restricted stock, stock options, or stock appreciation rights during the quarter ended March 31, 2009. All stock options, stock appreciation rights and restricted stock awards vest over a period of five years.
The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period. As of March 31, 2009, there was approximately $1,100,000 of unrecognized compensation associated with these awards. For the three months ended March 31, 2009 and 2008, we recognized compensation expense associated with these awards of approximately $124,000.
We recognized compensation expense related to stock options of approximately $78,000 for the three months ended March 31, 2009 and 2008. At March 31, 2009, there was approximately $678,000 of unrecognized compensation related to stock options.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — FAIR VALUE MEASUREMENTS
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
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale investment securities	$—	$128,712,137	$—	$128,712,137

Total assets at fair value	$—	$128,712,137	$—	$128,712,137

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
          Impaired Loans
Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan impairment as non-recurring Level 3. At March 31, 2009, there were no impaired loans reported at fair value utilizing Level 2 valuation inputs. Impaired loans with a carrying value of $7,862,700 were reduced by specific valuation allowance allocations totaling $710,500 for a total reported fair value of $7,152,200 on collateral valuations utilizing Level 3 valuation inputs at March 31, 2009.

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
General
Heritage Financial Group (“the Company”) is the parent holding company of HeritageBank of the South (“the Bank”). The Company is in a mutual holding company structure and 76% of its outstanding common stock is owned by Heritage, MHC (“MHC”), a federal mutual holding company.
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
We continue to implement our business strategy, as set forth in our Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2009. A critical component of this strategy includes increasing our commercial loan portfolio. During the first three months of 2009, our commercial real estate, business and multifamily loans increased $225,000 or 0.2% to $155.3 million, representing 52.1% of our total loan portfolio at March 31, 2009. During this time period, our total loan portfolio decreased $4.3 million, or 1.4%. Our ability to continue to grow our commercial loan portfolio is an important element of our long-term business strategy.
Another key component of our business strategy is the expansion of our operations outside of the Southwest Georgia market. As of March 31, 2009, we had total loans of $41.3 million and total deposits of $35.3 million at our Ocala, Florida branches. We are currently operating two permanent branches in Ocala.
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
Critical Accounting Policies
We have not changed any of our critical accounting policies since those disclosed in our Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2009. Those accounting policies relate to the judgments and estimates used in the preparation of our financial statements in the calculation of the allowance for loan losses, the accounting for impaired loans and the provision for income taxes.
Off Balance Sheet Liabilities
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. We use the same credit policies in making these commitments as we do for on-balance sheet instruments. A summary of the Company’s commitments as of March 31, 2009, is as follows:

(In thousands)

Commitments to extend credit	$39,639
Financial stand-by letters of credit	5,239

$44,878

Comparison of Financial Condition at March 31, 2009 and December 31, 2008
Total assets decreased $11.1 million or 2.2% to $491.0 million at March 31, 2009, from $502.1 million at December 31, 2008. Total interest earning assets decreased $12.4 million or 2.8% to $437.2 million at March 31, 2009, from $449.6 million at December 31, 2008. Total loans decreased $4.3 million or 1.4% to $298.2 million at March 31, 2009. The weakened economic environment throughout the country, including the Southeastern United States, as well as our markets is resulting in very limited loan demand. Therefore, we expect loan volume to be very limited for the remainder of 2009 unless economic trends improve significantly.
Securities increased $12.6 million at March 31, 2009 as compared to December 31, 2008. This increase was due primarily to investing liquid funds in higher earning assets than federal funds sold. Other earning assets, consisting of interest bearing deposits in banks and federal funds sold, decreased significantly to $10.3 million from $31.0 million at December 31, 2008. This decrease occurred as we deployed funds in investment securities and paid off brokered deposits during the first quarter of 2009.
Foreclosed assets decreased $717,000 to $1.4 million. The majority of this decrease was the sale of a significant portion of the foreclosure of a residential development in the Florida panhandle. This sale did not produce any additional loss from the level the Company had previously written the value of this other real estate to as of December 31, 2008. This loan was a participation purchased by the Bank’s commercial lending division in Albany.
Total liabilities decreased $11.3 million or 2.6% to $428.6 million at March 31, 2009 compared with $439.8 million at December 31, 2008. The decrease was due primarily to a decrease of $17.1 million in deposits. Brokered deposits decreased $13.1 million during the first quarter as we chose to pay off those higher costs borrowings. Certificates of deposits decreased $15.4 million in the quarter, while other deposit accounts increased $11.4 million. This shift occurred as we lowered our rates on certificates of deposits and focused on generating and maintaining core deposit relationships.
The total amount of other borrowings remained level at $52.5 million during the first three months of 2009. Federal funds purchased and securities sold under repurchase agreements increased to $47.1 million at March 31, 2009 from $41.5 million in December 31, 2008. This increase is due to primarily to an increase in the amount of federal funds purchased from Chattahoochee Bank of Georgia (“Chattahoochee”) to $17.0 million at March 31, 2009 compared to $11.0 million at December 31, 2008. These purchases are done as an accommodation to Chattahoochee so that they can earn a competitive rate on federal funds without having to place concentrated amounts of federal funds with traditional correspondent banks. In return, these funds provide us with a stable, low cost source of funds.
Total equity increased $208,000 to $62.4 million at March 31, 2009, compared with $62.2 million at December 31, 2008. Net income of $395,000 for the first three months of 2009, other comprehensive income of $141,000, stock based compensation of $202,000, and the allocation of $86,000 in ESOP shares increased equity, while the purchase of treasury stock for $412,000 and dividends of $205,000 decreased equity.

Comparison of Operating Results
General
During the quarter ended March 31, 2009, we recorded net income of $395,000 compared to $580,000 in net income for the quarter ended March 31, 2008. The decrease in income was due to a decrease in net interest income, an increase in loan loss provision expense, and a decrease in noninterest income. Offsetting these reductions in income were decreases in noninterest expense for the quarter.
Interest Income
Total interest income for the three months ended March 31, 2009, decreased $905,000 or 12.9% to $6.1 million, compared to $7.0 million during the first quarter of 2008. The decrease was the result of a 108 basis points decrease in yield on average earning assets to 5.62% during the first quarter of 2009 as compared to the yield of 6.70% earned during the same period in 2008. This decrease was due to an overall fall in interest rates. We expect the yield on our earning assets to continue to decrease slightly during the remainder of 2009 as we continue to see the effects of the Federal Reserve rate cuts from 2007 and 2008. Average interest earning assets decreased $21.1 million for the quarter ending March 31, 2009, compared with the same period in 2008.
Interest Expense
Total interest expense decreased $771,000 or 23.1% to $2.6 million for the quarter ended March 31, 2009, compared to $3.3 million during the same period in 2008. The a cost of interest bearing liabilities decreased 100 basis points to 2.51% during the first quarter of 2009 compared with 3.51% during the same period in 2008. The average balance of interest bearing liabilities during the first quarter of 2009 was $416.6 million, a decrease of $34.4 million compared to $382.2 million during the first quarter of 2008.
Net Interest Income
Net interest income of $3.6 million was a slight decrease from the $3.7 million shown during the same period in 2008. The net interest spread decreased 8 basis points for the first quarter of 2009 to 3.11% compared with 3.19% during the same period in 2008. The net interest margin fell 28 basis points to 3.31% for the three months ended March 31, 2009 compared to 3.59% during the same period in 2008.
General Comments on Interest Rates
During 2007 and 2008, we saw dramatic drops in interest rates as the Federal Reserve lowered the federal funds target rate a total of 325 basis points. These reductions in rates have put extreme downward pressure on our margins, as our loans tend to reprice more quickly than our deposit products. In addition, many of our competitors face extreme pressure on liquidity, and have therefore priced their deposit products aggressively. Most of this pressure has come from large regional and national banks that have been forced to seek deposit funding for their balance sheets when other sources of funding became more difficult to obtain. We are beginning to benefit from higher long term rates and from the repricing of our certificates of deposits. These improvements to the margin are partially offsetting the declining yield. We expect our net interest margin to remain relatively stable for the remainder of 2009.
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

Provision for Loan Losses
During the quarter ended March 31, 2009, we recorded an $800,000 provision for loan losses, which was a significant increase compared to the $400,000 provision during the same period in 2008. As general economic treads have continued to decline, we have experienced increases in internally criticized and classified loans, as well as increases in nonperforming and past due loans.
Annualized net charge-offs to average outstanding loans increased to 0.42% for the three months ending March 31, 2009 compared to 0.12% during the same period of 2008.
Nonperforming loans increased $600,000 to $7.9 million at March 31, 2009 compared to $7.3 million at December 31, 2008. Nonperforming loans to total loans increased to 2.66% at March 31, 2009 from 2.41% at December 31, 2008. Nonperforming assets decreased $100,000 to $9.3 million at March 31, 2009 compared to $9.4 million at December 31, 2008. Nonperforming assets to total assets increased to 1.90% at March 31, 2009 as compared to 1.87% at December 31, 2008. The allowance for loan losses as a percentage of total loans increased to 1.82% at March 31, 2009 compared with 1.64% at December 31, 2008.
Loans past due 30 days and still accruing totaled $4.1 million, or 1.36% of total loans at March 31, 2009. This compares to $4.5 million at December 31, 2008, or 1.47% of loans.
Our internally criticized and classified assets totaled $26.6 million at March 31, 2009, compared to $27.0 million at December 31, 2008. These balances include the aforementioned nonperforming loans, other real estate, and repossessed assets. Our internal loan review processes strive to identify weaknesses in loans prior to performance issues. However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.
We continue to see weakness in our loan portfolio and as economic conditions remain difficult, we expect this trend to continue until we see improvement in the overall economy. We have taken actions to prevent losses in our current portfolio, including a weekly meeting of members of management and lenders to discuss the status and action plan on each problem loan. We have also taken steps to better evaluate the capital and liquidity positions of our commercial loan guarantors, particularly those involved in commercial real estate construction and development.
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

Noninterest Income
A summary of noninterest income, excluding securities transactions, follows:

	Three Months Ended March 31,
	2009	2008	$ Chg	% Chg
Service charges on deposit accounts	$807,835	$927,278	$(119,443)	-12.88%
Other service charges, commissions and fees	359,846	327,069	32,777	10.02%
Brokerage fees	194,358	244,035	(49,677)	-20.36%
Mortgage origination fees	105,684	88,794	16,890	19.02%
Bank owned life insurance	150,140	93,455	56,685	60.65%
Other	6,205	72,137	(65,932)	-91.40%

Total noninterest income	$1,624,068	$1,752,768	$(128,700)	-7.34%

Noninterest income as a percentage of average assets (annualized)	1.29%	1.49%

The decrease in service charges on deposit accounts is due primarily to a decrease in overdraft fees. Due to the economic slowdown, we have seen our customers’ spending decrease, and therefore, overdrafts incurred have decreased. We expect these fees to continue trending downward until the economy improves and our customer spending increases.
The increase in other service charges, commissions and fees is due to an increase in ATM and debit card income. This increase comes as our customers continue to shift to more electronic transactions rather than using paper checks. We expect to see this trend continue.
The decrease in brokerage fees during the quarter was due to a decrease in assets under management during the quarter, due entirely to the decreases seen in the equity markets. We expect to see brokerage fees remain lower than the prior year levels due to the decrease in the equity markets.
Mortgage origination fees have increased due primarily to an increase in refinancing activity. In addition, we have seen some increased activity in new home purchases. We are also benefiting from a decrease in the number of competing mortgage brokers in the markets we serve. We expect mortgage origination fees to remain strong as long as long term interest rates remain low and refinancing activity remains strong.
The increase in earnings on bank owned life insurance is due to the purchase of $5.0 million in bank owned life insurance during the second quarter of 2008.
The decrease in other noninterest income is due primarily to a decrease in FHLB stock dividends. We do not expect to receive dividends on our FHLB stock in the near future.

Noninterest Expense
A summary of noninterest expense follows:

	Three Months Ended March 31,
	2009	2008	$ Chg	% Chg
Salaries and employee benefits	$2,197,689	$2,300,957	$(103,268)	-4.49%
Equipment	273,388	321,160	(47,772)	-14.87%
Occupancy	292,347	291,631	716	0.25%
Advertising and marketing	87,524	145,331	(57,807)	-39.78%
Legal and accounting	117,880	126,831	(8,951)	-7.06%
Consulting & other professional fees	61,572	93,592	(32,020)	-34.21%
Directors fees and retirement	153,108	152,934	174	0.11%
Telecommunications	61,956	71,919	(9,963)	-13.85%
Supplies	38,112	57,844	(19,732)	-34.11%
Data processing fees	329,960	304,213	25,747	8.46%
(Gain) loss on sale and write-downs of other real estate owned	49,064	(805)	49,869	NM
Foreclosed asset expenses	44,990	49,710	(4,720)	-9.50%
FDIC insurance and other regulatory fees	80,956	59,234	21,722	36.67%
Other operating	326,133	380,963	(54,830)	-14.39%

Total noninterest expenses	$4,114,679	$4,355,514	$(240,835)	-5.53%

Noninterest expenses as a percentage of average assets (annualized)	3.26%	3.69%

The decrease in salaries and employee benefits is due to a decrease in the number of full-time equivalent employees (“FTE’s”) to 117 at March 31, 2009, compared to 125 at March 31, 2008. We have reached an optimal level of employment and expect that our FTE count will remain level for the remainder of 2009.
Equipment and occupancy expenses decreased primarily due to a decrease in depreciation expense. We expect depreciation expense to increase later in 2009 as we replace computer equipment.
The decrease in advertising expense is due to efforts to hold these expenses down due to the slow economic environment. Also, we incurred additional expenses in the first quarter of 2008 associated with the opening of a branch in Ocala.
The decrease in legal and accounting fees was due primarily to lower legal fees. We expect these legal fees to increase during the remainder of 2009 due to the increased level of foreclosed assets and problem loans.
Consulting and other professional fees decreased due to efforts to decrease outside services and nonessential expenses.
Directors fees and retirement remained level and should remain level for the remainder of 2009.
The decrease in telecommunications expenses is related to the removal of certain redundant communication sources. We expect these expenses to remain level for the remainder of 2009.
Expenses for supplies decreased as we have implemented better cost controls related to the purchase of supplies.
Data processing fees increased due to the increase in debit card and ATM card usage. These increased fees are more than offset by the income we receive on these transactions. We expect this trend to continue.
The loss on sale and write-downs of other real estate owned is due to the elevated levels of other real estate owned. As we continue to experience elevated levels of problem loans, we expect to see losses on the disposition of other real estate, especially as real estate values remain depressed due to a lack of demand.

Foreclosed asset expenses decreased slightly for the 2009 quarter. However, we expect these expenses to remain high due to the high levels of problem loans and higher than normal levels of foreclosed assets.
FDIC insurance and other regulatory fees increased during the 2009 quarter. This increase is due primarily to increased deposit assessment rates charged by the FDIC. This trend will continue for the foreseeable future as the FDIC continues to experience large losses on bank closures. In addition, we expect to record a charge for the FDIC’s proposed one-time assessment in the second quarter of 2009. We expect the charge to be between $300,000 and $700,000 depending upon the final decision of the assessment rate by the FDIC.
Other operating expenses are down due to overall efforts to reduce levels of noninterest expenses. These efforts include a reduction in travel, as well as reductions in expenses at all levels of the Company.
Income Tax Expense
During the quarter ended March 31, 2009, the Company recorded a tax benefit of $108,000. This compares to a tax expense of $120,000 during the first quarter of 2008. Due to an increased level of provision expense and a lower net interest income, the Company’s nontaxable income exceeded the level of total net income for the first quarter of 2009. As the Company continues to experience lower than historical levels of net income, we expect to see this trend continue. The Company continually monitors its level of nontaxable income to total income, and may adjust its level of nontaxable income producing assets in order to produce the highest level of after tax yield. At the current time, the Company believes it will return to levels of net income sufficient to utilize its current level on nontaxable income in the near future.
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
The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2009, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.
The consolidated statement of cash flows for the three months ended March 31, 2009 and 2008, detail cash flows from operating, investing and financing activities. For the three months ended March 31, 2009, net cash provided by operating activities was $1.6 million while investing activities provided $12.8 million, primarily from the maturity and sale of securities and a decrease in loans, and financing activities used $12.0 million primarily from a decrease in brokered deposits, resulting in a net increase in cash during the three month period of $2.4 million.

Regulatory Capital Ratios for the Company and HeritageBank of the South at March 31, 2009
The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities. The following table reflects the Bank’s compliance at March 31, 2009, with regulatory capital requirements. These calculations are based on total risk weighted assets of $359.8 million consolidated and $352.1 million for HeritageBank of the South as of March 31, 2009, and average total assets of $503.8 million consolidated and $497.5 million for HeritageBank of the South for the three months ended March 31, 2009.

					Minimum Required to Be
			For Capital		Well Capitalized Under
			Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets Consolidated	$68,380	19.0%	$28,781	8.0%	—	—
HeritageBank of the South	$61,453	17.5%	$28,167	8.0%	$35,209	10.0%
Tier I Capital to Risk Weighted Assets Consolidated	$63,966	17.8%	$14,390	4.0%	—	—
HeritageBank of the South	$57,039	16.2%	$14,084	4.0%	$21,126	6.0%
Tier I Capital to Average Total Assets Consolidated	$63,966	12.7%	$20,153	4.0%	—	—
HeritageBank of the South	$57,039	11.5%	$19,899	4.0%	$24,874	5.0%
Heritage Financial Group is subject to Georgia capital requirements for bank holding companies. At March 31, 2009, Heritage Financial Group had total equity of $62.4 million or 12.7% of total assets as of that date. Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier I leverage capital of $64.0 million or 12.7%, which was $43.8 million above the 4.0% requirement.

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
The following table shows the results of our projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for an immediate change or “shock” in market interest rates over a twelve month period as of March 31, 2009:

Market Rate	Effect on Net
Change	Interest Income
+300	-5.4%
+200	-5.6%
+100	-2.4%
-100	1.4%
-200	4.4%
-300	5.9%
Additional information required by Item 305 of Regulation S-K is set forth under Item 2 of this report.

ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”) as of March 31, 2009, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a — 15(f) under the Act) that occurred during the quarter ended March 31, 2009, that has materially affected, or is likely to materially affect our internal control over financial reporting.
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
There has not been any material change in the risk factors disclosure from that contained in the Company’s 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
There were no unregistered sales of equity securities during the quarter ended March 31, 2009.
Below is a summary of issuer purchases of equity securities during the quarter ended March 31, 2009.

			Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number		as Part of	that may yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
January	25,000	$9.05	25,000	211,000
February	7,500	8.80	7,500	203,500
March	15,000	7.95	15,000	188,500

Total	47,500	$8.66	47,500	188,500

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

		Reference to
		Prior Filing
Regulation S-K		or Exhibit Number
Exhibit Number	Document	Attached Hereto

31	Rule 13a-14(a)/15d-14(a) Certifications	31

32	Section 1350 Certifications	32

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP
Date: May 14, 2009	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date: May 14, 2009	By:	/s/ T. Heath Fountain
T. Heath Fountain
Senior Vice President and Chief Financial Officer