Form 10-Q
period 2009-06-30
Heritage Financial Group
filed 2009-08-14
CIK 1320002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 — Commission File Number 000-51305

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
At August 12, 2009 there were 10,410,090 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

	Unaudited	Audited
	June 30,	December 31,
	2009	2008
Assets

Cash and due from banks	$17,759,744	$10,159,602
Interest-bearing deposits in banks	628,866	745,758
Federal funds sold	1,370,000	30,254,000
Securities available for sale, at fair value	114,262,861	116,140,525
Federal home loan bank stock, at cost	3,253,400	3,185,800
Other equity securities, at cost	1,010,000	1,010,000

Loans	295,880,557	302,487,892
Less allowance for loan losses	5,746,501	4,950,722

Loans, net	290,134,056	297,537,170

Premises and equipment, net	16,711,616	16,801,183
Accrued interest receivable	1,940,205	2,155,327
Intangible assets	1,000,000	1,000,000
Foreclosed assets	907,384	2,119,818
Cash surrender value of bank owned life insurance	14,445,602	14,136,119
Other assets	7,561,533	6,812,425

	$470,985,267	$502,057,727

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$18,747,180	$19,100,197
Interest-bearing	305,176,522	319,445,797

Total deposits	323,923,702	338,545,994

Federal funds purchased and securities sold under repurchase agreements	34,744,908	41,497,491
Other borrowings	42,500,000	52,500,000
Accrued interest payable	703,369	1,045,042
Other liabilities	6,981,758	6,256,227

Total liabilities	408,853,737	439,844,754

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,452,344 issued and outstanding	114,523	114,523
Capital surplus	40,264,835	39,861,237
Retained earnings	41,498,603	41,357,209
Accumulated other comprehensive loss	(3,111,008)	(2,685,633)
Unearned employee stock ownership plan (ESOP) shares, 264,420 and 286,455 shares	(2,644,200)	(2,864,550)

	76,122,753	75,782,786
Treasury stock, at cost, 1,042,254 and 993,498 shares	(13,991,223)	(13,569,813)

Total stockholders’ equity	62,131,530	62,212,973

	$470,985,267	$502,057,727

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2009 and 2008

	For the Three Months		For the Six Months
	2009	2008	2009	2008
Interest income
Interest and fees on loans	$4,528,408	5,289,433	$9,121,697	$10,766,139
Interest on taxable securities	914,579	1,205,193	2,140,288	2,355,082
Interest on nontaxable securities	293,379	298,314	586,022	624,863
Interest on federal funds sold	15,424	51,614	31,976	123,368
Interest on deposits in other banks	172	2,723	434	10,871

	5,751,962	6,847,277	11,880,417	13,880,323

Interest expense
Interest on deposits	1,683,235	2,129,761	3,570,996	4,654,366
Interest on other borrowings	644,306	914,860	1,328,938	1,733,703

	2,327,541	3,044,621	4,899,934	6,388,069

Net interest income	3,424,421	3,802,656	6,980,483	7,492,254
Provision for loan losses	500,000	782,000	1,300,000	1,182,000

Net interest income after provision for loan losses	2,924,421	3,020,656	5,680,483	6,310,254

Noninterest income
Service charges on deposit accounts	836,648	976,140	1,644,483	1,903,418
Other service charges, commissions and fees	362,264	331,734	722,110	658,803
Brokerage fees	215,965	261,796	410,323	505,831
Mortgage origination fees	103,496	116,914	209,180	205,708
Bank owned life insurance	159,342	99,384	309,482	192,839
Gain on sale of securities	344,731	7,386	366,129	19,745
Other	16,090	205,982	22,295	278,119

	2,038,536	1,999,336	3,684,002	3,764,463

Noninterest expense
Salaries and employee benefits	2,226,667	2,224,418	4,424,356	4,525,375
Equipment	265,778	298,898	539,166	620,058
Occupancy	296,916	272,164	589,263	563,795
Advertising and marketing	110,705	111,345	198,229	256,676
Legal and accounting	154,778	141,972	272,658	268,803
Consulting & other professional fees	90,837	85,098	152,409	178,690
Directors fees and retirement	153,108	160,263	306,216	313,197
Telecommunications	54,372	63,258	116,328	135,177
Supplies	46,191	55,008	84,303	112,852
Data processing fees	383,221	337,247	713,181	641,460
(Gain) loss on sale and write-downs of other real estate owned	255,004	80,250	304,068	79,445
Foreclosed asset expenses	48,238	32,945	93,228	82,655
FDIC insurance and other regulatory fees	283,930	69,126	364,886	128,360
Other operating	371,905	244,954	698,038	625,917

	4,741,650	4,176,946	8,856,329	8,532,460

Income before income taxes	221,307	843,046	508,156	1,542,257

Applicable income tax (benefits)	66,530	155,215	(41,244)	274,887

Net income	$154,777	$687,831	$549,400	$1,267,370

Basic earnings per share	$0.02	$0.07	$0.05	$0.12

Diluted earnings per share	$0.02	$0.07	$0.05	$0.12

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2009 and 2008

	For the Three Months		For the Six Months
	2009	2008	2009	2008
Net income	$154,777	$687,831	$549,400	$1,267,370

Other comprehensive income (loss):
Net unrealized loss on cash flow hedge arising during the period, net of tax benefit of $125,946 for the quarter and the year to date	—	(188,920)	—	(188,920)
Net realized gain on termination of cash flow hedge during the period, net of tax of $359,490	—	—	—	539,235
Elimination of unrealized gain on cash flow hedge terminated during the period, net of tax of $156,558	—	—	—	(234,838)
Accretion of realized gain on terminated cash flow hedge, net of tax of $35,187 and $19,608 for the quarter and $70,373 and $19,608 for the year to date	(52,780)	(29,412)	(105,560)	(29,412)
Unrealized holding losses on investments arising during the period, net of tax benefit of $204,179 and $1,461,489 for the quarter and $66,758 and $1,041,798 for the year to date	(306,268)	(2,192,233)	(100,138)	(1,562,697)
Reclassification adjustment for investment gains included in net income, net of tax of $137,892 and $2,954 for the quarter and $146,452 and $7,898 for the year to date	(206,839)	(4,432)	(219,677)	(11,847)

Total other comprehensive loss	(565,887)	(2,414,997)	(425,375)	(1,488,479)

Comprehensive income (loss)	$(411,110)	$(1,727,166)	$124,025	$(221,109)

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2009 and
The Year Ended December 31, 2008

							Accumulated
					Unearned		Other
	Common Stock		Capital	Retained	ESOP	Treasury	Comprehensive
	Shares	Par Value	Surplus	Earnings	Shares	Stock	Income (Loss)	Total
Balance, December 31, 2007	11,443,723	$114,437	$39,009,323	$42,406,483	$(3,305,250)	$(9,329,501)	$(3,303,342)	$65,592,150
Net loss	—	—	—	(262,360)	—	—	—	(262,360)
Cash dividend declared, $0.28 per share	—	—	—	(786,914)	—	—	—	(786,914)
Stock-based compensation expense			809,086	—	—	—	—	809,086
Repurchase of 377,894 shares of stock for the treasury	—	—	—			(4,244,715)		(4,244,715)
Issuance of 330 shares of common stock from the treasury	—	—	(836)	—	—	4,403	—	3,567
Issuance of restricted stock	9,505	95	(95)	—	—	—	—	—
Forfeiture of restricted stock	(884)	(9)	9	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	617,709	617,709
Excess tax expense from stock based compensation plans	—	—	(3,432)	—	—	—	—	(3,432)
ESOP shares earned, 44,070 shares	—	—	47,182	—	440,700	—	—	487,882

Balance, December 31, 2008	11,452,344	114,523	39,861,237	41,357,209	(2,864,550)	(13,569,813)	(2,685,633)	62,212,973

Net income	—	—	—	549,400	—	—	—	549,400
Cash dividend declared, $0.16 per share	—	—	—	(408,006)	—	—	—	(408,006)
Repurchase of 49,026 shares of stock for the treasury	—	—	—	—	—	(425,036)	—	(425,036)
Issuance of 270 shares of common stock from the treasury	—	—	(1,730)	—	—	3,626	—	1,896
Other comprehensive loss	—	—	—	—	—	—	(425,375)	(425,375)
Stock-based compensation expense	—	—	403,593	—	—	—	—	403,593
ESOP shares earned, 22,035 shares	—	—	1,735	—	220,350	—	—	222,085

Balance, June 30, 2009	11,452,344	$114,523	$40,264,835	$41,498,603	$(2,644,200)	$(13,991,223)	$(3,111,008)	$62,131,530

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2009 and 2008

	For the Six Months
	2009	2008
OPERATING ACTIVITIES
Net income	$549,400	$1,267,370

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	454,227	502,548
Provision for loan losses	1,300,000	1,182,000
ESOP compensation expense	222,085	269,493
Stock-based compensation expense	403,593	405,872
Net gain on sale of securities available for sale	(366,129)	(19,745)
Proceeds on termination of cash flow hedge	—	898,725
Accretion of gain on termination of cash flow hedge	(175,933)	(49,020)
Increase in bank owned life insurance	(309,483)	(192,819)
Increase in interest receivable	215,122	319,196
Decrease in interest payable	(341,673)	(174,474)
Increase (decrease) in taxes payable	(400,037)	274,887
Loss on sale and write-downs of other real estate owned	304,068	79,445
Net other operating activities	660,043	(1,089,738)

Total adjustments	1,965,883	2,406,370

Net cash provided by operating activities	2,515,283	3,673,740

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	116,892	(61,078)
Purchases of securities available for sale	(46,362,401)	(40,561,986)
Proceeds from maturities of securities available for sale	21,403,154	8,616,448
Proceeds from sale of securities available for sale	26,670,015	20,451,970
Purchase of bank owned life insurance	—	(5,000,000)
Net change in Federal home loan bank stock	(67,600)	(778,600)
Decrease in federal funds sold	28,884,000	8,356,000
(Increase) decrease in loans, net	5,933,050	(13,848,312)
Purchase of premises and equipment	(364,660)	(2,256,862)
Proceeds from sale of other real estate owned	1,078,430	362,835

Net cash provided by (used in) investing activities	37,290,880	(24,719,585)

FINANCING ACTIVITIES
Decrease in deposits	(14,622,292)	(9,235,631)
Increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	(6,752,583)	15,340,955
Proceeds from other borrowings	—	15,000,000
Repayment of other borrowings	(10,000,000)	—
Purchase of treasury stock, net	(423,140)	(2,290,619)
Dividends paid to stockholders	(408,006)	(404,436)

Net cash provided by (used in) financing activities	(32,206,021)	18,410,269

Net increase (decrease) in cash and due from banks	7,600,142	(2,635,576)
Cash and due from banks at beginning of period	10,159,602	8,953,836

Cash and due from banks at end of period	$17,759,744	$6,318,260

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,241,607	$6,562,543
Taxes	358,793	—

NONCASH TRANSACTIONS
Increase in unrealized losses on securities available for sale	$533,025	$2,624,239
Decrease in unrealized gain on termination of cash flow hedges	—	391,396
Increase in unrealized losses on cash flow hedges	—	314,866
Principal balances of loans transferred to other real estate owned	199,896	2,511,018
See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES
The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan. The table below sets forth our earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three Months		Six Months
	2009	2008	2009	2008
Basic earnings per share:
Net income	$154,777	$687,831	$549,400	$1,267,370

Weighted average common shares outstanding	10,039,847	10,210,936	10,033,052	10,246,912

Total basic earnings per common share	$0.02	$0.07	$0.05	$0.12

Diluted earnings per share:
Net income	$154,777	$687,831	$549,400	$1,267,370

Weighted average common shares outstanding	10,039,847	10,210,936	10,033,052	10,246,912

Effect of dilutive stock options and restricted stock	—	1,799	—	1,988

Weighted average dilutive common shares outstanding	10,039,847	10,212,735	10,033,052	10,248,900

Total diluted earnings per common share	$0.02	$0.07	$0.05	$0.12

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — SHARE BASED COMPENSATION
On May 17, 2006, our stockholders approved the 2006 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, to provide directors, advisory directors, officers and employees of Heritage Financial Group and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence and to provide such individuals with an equity interest in Heritage Financial Group. Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 771,149 shares, of which 550,281 were available as stock options or stock appreciation rights and 220,328 shares were available as restricted stock awards. During 2006, the Compensation Committee of the Board of Directors granted stock options and tandem stock appreciation rights totaling 520,605 shares and granted restricted stock awards totaling 207,905 shares. During the first quarter of 2008, an additional 19,750 of tandem stock option and stock appreciation rights, and 9,505 of restricted stock awards were granted to employees. There were no grants of restricted stock, stock options, or stock appreciation rights during the two quarters ended June 30, 2009. All stock options, stock appreciation rights and restricted stock awards vest over a period of five years.
The Company granted restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period. As of June 30, 2009, there was approximately $976,000 of unrecognized compensation associated with these awards expected to be recognized over the next 2 years. For the three months ended June 30, 2009 and 2008, we recognized compensation expense associated with these awards of approximately $124,000 and $131,000, respectively. For the six months ended June 30, 2009 and 2008, we recognized compensation expense associated with these awards of approximately $248,000 and $250,000, respectively.
We recognized compensation expense related to stock options of approximately $78,000 and $84,000 for the three months ended June 30, 2009, and 2008, respectively. For the six months ended June 30, 2009 and 2008, we recognized compensation expense related to these options of $155,000 and $156,000, respectively. At June 30, 2009, there was approximately $601,000 of unrecognized compensation related to stock options expected to be recognized over the next two years.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — SECURITIES
The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2009:
U. S. Government sponsored agency securities	$19,521,863	$115,896	$(253,851)	$19,383,908
State and municipal securities	30,677,838	66,509	(2,130,640)	28,613,707
Corporate debt securities	2,183,404	—	(358,423)	1,824,981
Asset-backed securities	6,327,197	64,395	(26,599)	6,364,993
Mortgage-backed securities	57,490,249	781,732	(486,959)	57,785,022

Total debt securities	116,200,551	1,028,532	(3,256,472)	113,972,611
Equity securities	434,801	28,199	(172,750)	290,250

Total securities	$116,635,352	$1,056,731	$(3,429,222)	$114,262,861

December 31, 2008:
U. S. Government sponsored agency securities	$20,923,967	$248,091	$(7,077)	$21,164,981
State and municipal securities	30,052,558	60,677	(2,602,013)	27,511,222
Corporate debt securities	2,187,686	—	(398,303)	1,789,383
Mortgage-backed securities	64,380,979	1,469,043	(442,624)	65,407,398

Total debt securities	117,545,190	1,777,811	(3,450,017)	115,872,984
Equity securities	434,801	20,999	(188,259)	267,541

Total securities	$117,979,991	$1,798,810	$(3,638,276)	$116,140,525

The amortized cost and fair value of debt securities available for sale as of June 30, 2009 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
Due in one year or less	$1,500,000	$1,500,495
Due from one year to five years	2,631,838	2,632,817
Due from five to ten years	10,519,251	10,219,064
Due after ten years	44,494,014	42,125,463
Mortgage-backed securities	57,490,249	57,785,022

	$116,635,352	$114,262,861

Securities with a carrying value of $54,117,086 and $64,931,946 at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — SECURITIES (CONTINUED)
Gains and losses on sales of securities available for sale consist of the following:

	June 30,	December 31,
	2009	2008
Gross gains on sales of securities	$403,958	$361,701
Gross losses on sales of securities	(37,829)	(127,025)

Net realized gains (losses) on sales of securities available for sale	$366,129	$234,676

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
June 30, 2009:
U.S. Government sponsored agency securities	$13,349,269	$(253,851)	$—	$—	$13,349,269	$(253,851)
State and municipal securities	4,541,452	(131,981)	17,848,196	(1,998,659)	22,389,648	(2,130,640)
Corporate securities	—	—	802,000	(358,423)	802,000	(358,423)
Asset-backed securities	1,569,384	(26,599)	—	—	1,569,384	(26,599)
Mortgage-backed securities	19,880,566	(148,516)	3,920,762	(338,443)	23,801,328	(486,959)

Subtotal, debt securities	39,340,671	(560,947)	22,570,958	(2,695,525)	61,911,629	(3,256,472)
Equity securities	—	—	262,050	(172,750)	262,050	(172,750)

Total temporarily impaired securities	$39,340,671	$(560,947)	$22,833,008	$(2,868,275)	$62,173,679	$(3,429,222)

December 31, 2008:
U.S. Government sponsored agency securities	$1,992,923	$(7,077)	$—	$—	$1,992,923	$(7,077)
State and municipal securities	12,567,698	(889,679)	10,383,740	(1,712,334)	22,951,438	(2,602,013)
Corporate debt securities	—	—	763,444	(398,303)	763,444	(398,303)
Mortgage-backed securities	4,366,655	(378,461)	4,772,176	(64,163)	9,138,831	(442,624)

Subtotal, debt securities	18,927,276	(1,275,217)	15,919,360	(2,174,800)	34,846,636	(3,450,017)
Equity securities	—	—	246,541	(188,259)	246,541	(188,259)

Total temporarily impaired securities	$18,927,276	$(1,275,217)	$16,165,901	$(2,363,059)	$35,093,177	$(3,638,276)

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — SECURITIES (CONTINUED)
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
The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons. In addition, this investment is subject to restrictions relating to sale, transfer or other disposition. Dividends are recognized in income when declared. The carrying value of this investment at June 30, 2009 is $3,253,400. The estimated fair value of this investment is $3,253,400 as of June 30, 2009, and therefore is not considered impaired.
Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia. The Company accounts for this investment by the cost method. This investment represents approximately 4.9% of the outstanding shares of Chattahoochee. Since its initial capital raise, Chattahoochee has not had any stock transactions, and therefore, no fair market value is readily available. The carrying value of this investment at June 30, 2009, is $1,010,000. The Company plans to hold this investment for the foreseeable future, and does not consider it impaired as of June 30, 2009.

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
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale investment securities	$—	$114,262,861	$—	$114,262,861

Total assets at fair value	$—	$114,262,861	$—	$114,262,861

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 — FAIR VALUE MEASUREMENTS (CONTINUED)
Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Impaired Loans
Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan impairment as non-recurring Level 3. At June 30, 2009, there were no impaired loans reported at fair value utilizing Level 2 valuation inputs. Impaired loans with a carrying value of $12,104,128 were reduced by specific valuation allowance allocations totaling $1,979,600 for a total reported fair value of $10,124,528 on collateral valuations utilizing Level 3 valuation inputs at June 30, 2009.
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
(Unaudited)
NOTE 5 — FAIR VALUE MEASUREMENTS (CONTINUED)
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

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 — FAIR VALUE MEASUREMENTS (CONTINUED)
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks and interest-bearing deposits in banks	$18,388,610	$18,388,610	$10,905,360	$10,905,360

Federal funds sold	$1,370,000	$1,370,000	$30,254,000	$30,254,000

Securities available for sale	$114,262,861	$114,262,861	$116,140,525	$116,140,525

Federal home loan bank stock	$3,253,400	$3,253,400	$3,185,800	$3,185,800

Other equity securities	$1,010,000	$1,010,000	$1,010,000	$1,010,000-

Loans	$295,880,557	$296,735,800	$302,487,892	$309,635,072
Allowance for loan losses	5,746,501	—	4,950,722	—

Loans, net	$290,134,056	$296,735,800	$297,537,170	$309,635,072

Accrued interest receivable	$1,940,205	$1,940,205	$2,155,327	$2,155,327

Financial liabilities:
Deposits	$323,923,702	$310,136,628	$338,545,994	$336,904,274

Federal funds purchased and securities sold under repurchase agreements	$34,744,908	$34,744,908	$41,497,491	$41,497,491

Other borrowings	$42,500,000	$44,772,107	$52,500,000	$56,936,956

Accrued interest payable	$703,369	$703,369	$1,045,042	$1,045,042

NOTE 6 — SUBSEQUENT EVENTS
Subsequent events have been evaluated through August 13, 2009, which is the date financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
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
We continue to implement our business strategy, as set forth in our Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2009. A critical component of this strategy includes increasing our commercial loan portfolio. During the first six months of 2009, our commercial real estate, business and multifamily loans increased $939,000 or 0.6% to $156.0 million, representing 52.7% of our total loan portfolio at June 30, 2009. During this time period, our total loan portfolio decreased $6.6 million, or 2.2%. Our ability to continue to grow our commercial loan portfolio is an important element of our long-term business strategy.
Another key component of our business strategy is the expansion of our operations outside of the Southwest Georgia market. As of June 30, 2009, we had total loans of $42.7 million and total deposits of $37.1 million at our Ocala, Florida branches. We are currently operating two permanent branches in Ocala.
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
Off Balance Sheet Liabilities
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. We use the same credit policies in making these commitments as we do for on-balance sheet instruments. A summary of the Company’s commitments as of June 30, 2009, is as follows:

(In thousands)

Commitments to extend credit	$37,215
Financial stand-by letters of credit	5,053

$42,268

Comparison of Financial Condition at June 30, 2009 and December 31, 2008
Total assets decreased $31.1 million or 6.2% to $471.0 million at June 30, 2009, from $502.1 million at December 31, 2008. Total interest earning assets decreased $37.5 million or 8.3% to $412.1 million at June 30, 2009, from $449.6 million at December 31, 2008. Total loans decreased $6.6 million or 2.2% to $295.1 million at June 30, 2009. The weakened economic environment throughout the country, including the Southeastern United States, as well as our markets in particular, is resulting in very limited loan demand. Therefore, we expect loan volume to be very limited for the remainder of 2009 unless economic trends improve significantly.
Securities decreased $1.9 million at June 30, 2009 as compared to December 31, 2008. This decrease was due primarily to principal payments on mortgage backed securities. Other earning assets, consisting of interest bearing deposits in banks and federal funds sold, decreased significantly to $2.0 million from $31.0 million at December 31, 2008. This decrease occurred as we paid off brokered deposits during the first quarter of 2009 and paid off $10.0 million in FHLB borrowings during the second quarter. We expect deposits in banks and federal funds sold to increase during the remainder of the year as we expect to continue to see weak demand for new loans, increases in deposits, and pay-downs on our loan portfolio.
Foreclosed assets decreased $1.2 million to $900, 000. For the six months ended June 30, 2009, we have added $200,000 in principal balances to other real estate owned. Offsetting those additions were sales of $1.1 million and write-downs of $304,000 which reduced other real estate owned. During this time period, we had a net decrease of $30,000 in repossessed personal property.
Total liabilities decreased $31.1 million or 7.1% to $408.9 million at June 30, 2009 compared with $439.8 million at December 31, 2008. The decrease was due primarily to a decrease of $14.6 million in deposits, of which $14.5 million was brokered deposits. In addition, a $10.0 million FHLB advance matured in the second quarter. We were able to pay off this advance, further reducing our cost of funds. Certificates of deposit decreased $25.3 million in the first half of 2009, while other deposit accounts increased $25.1 million. This shift occurred as we lowered our rates on certificates of deposits and focused on generating and maintaining core deposit relationships.
The total amount of other borrowings declined $10.0 million to $42.5 million during the first half of 2009. Federal funds purchased and securities sold under repurchase agreements decreased to $34.7 million at June 30, 2009 from $41.5 million in December 31, 2008. This decrease is due primarily to a decrease in the amount of federal funds purchased from Chattahoochee Bank of Georgia (“Chattahoochee”) to $4.6 million at June 30, 2009 compared to $11.0 million at December 31, 2008. These purchases are done as an accommodation to Chattahoochee so that they can earn a competitive rate on federal funds without having to place concentrated amounts of federal funds with traditional correspondent banks. In return, these funds provide us with a stable, low cost source of funds.
Total equity decreased $81,000 to $62.1 million at June 30, 2009, compared with $62.2 million at December 31, 2008. Net income of $549,000 for the first six months of 2009, stock based compensation of $404,000, and ESOP related transactions of $222,000 increased equity, while purchases of treasury stock for $425,000, dividends of $408,000, and other comprehensive loss of $425,000 decreased equity.

Comparison of Operating Results
General
For the three months ended June 30, 2009 and 2008
During the quarter ended June 30, 2009, we recorded net income of $155,000 compared to $688,000 in net income for the quarter ended June 30, 2008. The decrease in income was due to a decrease in net interest income and an increase in noninterest expense. Offsetting the reduction in income was a decrease in loan loss provision expense.
For the six months ended June 30, 2009 and 2008
For the six months ended June 30, 2009, we recorded net income of $549,000 compared to $1,267,000 for the same period in 2008. The decrease in income was due to a decrease in net interest income, an increase in provision expense, a decrease in noninterest income, and an increase in noninterest expenses.
Interest Income
For the three months ended June 30, 2009 and 2008
Total interest income for the three months ended June 30, 2009, decreased $1.0 million or 16.0% to $5.8 million, compared to $6.8 million during the second quarter of 2008. The decrease was the result of a 91 basis points decrease in yield on average earning assets to 5.40% during the second quarter of 2009 as compared to the yield of 6.31% earned during the same period in 2008. This decrease was due to an overall reduction in interest rates. The investment portfolio yield decreased significantly due to efforts we made during the quarter to shorten the average life of our investment portfolio. We believe this will better position our balance sheet for a rising interest rate environment at some point in the future. We expect the yield on our earning assets to continue to decrease slightly during the remainder of 2009 as we continue to see the effects of the Federal Reserve rate cuts from 2007 and 2008. Average interest earning assets decreased $6.1 million for the quarter ending June 30, 2009, compared with the same period in 2008.
For the six months ended June 30, 2009 and 2008
Total interest income for the six months ended June 30, 2009, decreased $2.0 million or 14.4% to $11.9 million, compared to $13.9 million during the same period in 2008. A 77 basis point decrease in loan yield to 6.19% in 2009 from 6.96% in 2008 was the primary cause of the decrease. A decrease in investment yield also contributed to the decrease, as previously mentioned. The total yield on earning assets decreased 99 basis points to 5.50% for the 2009 period compared to 6.49% for the 2008 period. We expect this yield to continue to decrease, although more moderately, for the remainder of 2009. Average interest earning assets increased $7.1 million to $445.9 million at June 30, 2009, from $438.8 million at June 30, 2008. We expect average interest earning assets to decrease or remain level for the remainder of 2009 due to a lack of loan demand.
Interest Expense
For the three months ended June 30, 2009 and 2008
Total interest expense decreased $717,000 or 23.6% to $2.3 million for the quarter ended June 30, 2009, compared to $3.0 million during the same period in 2008. The cost of interest bearing liabilities decreased 78 basis points to 2.31% during the second quarter of 2009 compared with 3.09% during the same period in 2008. The average balance of interest bearing liabilities during the second quarter of 2009 was $404.0 million, an increase of $8.2 million compared to $395.8 million during the second quarter of 2008.

For the six months ended June 30, 2009 and 2008
Total interest expense for the year to date period decreased $1.5 million to $4.9 million compared to $6.4 million during the 2008 period. The cost of interest bearing liabilities decreased 89 basis points during the 2009 period to 2.41% compared to 3.30% during the 2008 period. $1.1 million of the decrease came from lower rates on deposit accounts, while $405,000 of the decrease came from lower rates on borrowings. We expect the cost of funds to continue to decease during the remainder of 2009, primarily from the decrease in costs of certificates of deposits.
Net Interest Income
For the three months ended June 30, 2009 and 2008
Net interest income of $3.4 million was a $378,000 decrease from the $3.8 million shown during the same period in 2008. The net interest spread decreased 13 basis points for the second quarter of 2009 to 3.09% compared with 3.22% during the same period in 2008. The net interest margin fell 29 basis points to 3.27% for the three months ended June 30, 2009 compared to 3.56% during the same period in 2008.
For the six months ended June 30, 2009 and 2008
Net interest income of $7.0 million was a $512,000 decrease from the $7.5 million shown during the same period in 2008. The net interest spread decreased 11 basis points for the first six months of 2009 to 3.09% compared with 3.20% during the same period in 2008. The net interest margin fell 28 basis points to 3.29% for the six months ended June 30, 2009 compared to 3.57% during the same period in 2008.
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
Provision for Loan Losses
For the three months and six months ended June 30, 2009 and 2008
During the quarter ended June 30, 2009, we recorded a $500,000 provision for loan losses, which was a decrease compared to the $782,000 provision during the same period in 2008. For the year to date period, we recorded a $1.3 million provision compared to the $1.2 million provision in the prior year period. As general economic trends have continued to decline, we have experienced increases in internally criticized and classified loans, as well as increases in nonperforming and past due loans.

Annualized net charge-offs to average outstanding loans decreased to 0.25% for the three months ending June 30, 2009, compared to 1.77% during the same period of 2008. For the year to date period, annualized net charge-offs to average outstanding loans were 0.34% compared to 0.96% during the prior year period. Although net charge-offs decreased for the quarter to date and year to date periods, we do not believe this is indicative of a trend, and we expect charge-offs to remain at elevated levels throughout 2009.
Nonperforming loans increased $4.8 million to $12.1 million at June 30, 2009 compared to $7.3 million at December 31, 2008. This increase was due primarily to the classification of one commercial relationship totaling approximately $4.0 million as nonperforming during the second quarter of 2009. We expect to repossess the collateral securing this loan, which consists primarily of non-real estate assets. We believe we have properly assessed the value of this collateral, and have adequately reserved for it as of June 30, 2009. However, we may incur additional losses and carrying costs as we repossess and dispose of the collateral.
Nonperforming loans to total loans increased to 4.09% at June 30, 2009 from 2.41% at December 31, 2008. Nonperforming assets increased $3.6 million to $13.0 million at June 30, 2009 compared to $9.4 million at December 31, 2008. Nonperforming assets to total assets increased to 2.76% at June 30, 2009 as compared to 1.87% at December 31, 2008. The allowance for loan losses as a percentage of total loans increased to 1.94% at June 30, 2009 compared with 1.64% at December 31, 2008.
Loans past due 30 days and still accruing totaled $1.3 million, or 0.43% of total loans at June 30, 2009. This compares to $3.5 million at December 31, 2008, or 1.16% of loans. The decrease in past due loans occurred primarily as past due loans migrated to nonaccrual status.
Our internally criticized and classified assets totaled $28.6 million at June 30, 2009, compared to $27.0 million at December 31, 2008. These balances include the aforementioned nonperforming loans, other real estate, and repossessed assets. Our internal loan review processes strive to identify weaknesses in loans prior to performance issues. However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.
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

Noninterest Income
A summary of noninterest income, excluding securities transactions, follows:

	Three Months Ended June 30,
	2009	2008	$ Chg	% Chg
Service charges on deposit accounts	$836,648	$976,140	$(139,492)	-14.29%
Other service charges, commissions and fees	362,264	331,734	30,530	9.20%
Brokerage fees	215,965	261,796	(45,831)	-17.51%
Mortgage origination fees	103,496	116,914	(13,418)	-11.48%
Bank owned life insurance	159,342	99,384	59,958	60.33%
Other	16,090	205,982	(189,892)	-92.19%

Total noninterest income	$1,693,805	$1,991,950	$(298,145)	-14.97%

Noninterest income as a percentage of average assets (annualized)	1.37%	1.64%

	Six Months Ended June 30,
	2009	2008	$ Chg	% Chg
Service charges on deposit accounts	$1,644,483	$1,903,418	$(258,935)	-13.60%
Other service charges, commissions and fees	722,110	658,803	63,307	9.61%
Brokerage fees	410,323	505,831	(95,508)	-18.88%
Mortgage origination fees	209,180	205,708	3,472	1.69%
Bank owned life insurance	309,482	192,839	116,643	60.49%
Other	22,295	278,119	(255,824)	-91.98%

Total noninterest income	$3,317,873	$3,744,718	$(426,845)	-11.40%

Noninterest income as a percentage of average assets (annualized)	1.34%	1.57%

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
The decrease in brokerage fees was due to a decrease in assets under management, due to the decreases seen in the equity markets. We expect to see brokerage fees remain lower than the prior year levels due to the decrease in the equity markets.
Mortgage origination fees have increased slightly for the year due to an increase in refinancing activity. In addition, we have seen some increased activity in new home purchases. We are also benefiting from a decrease in the number of competing mortgage brokers in the markets we serve. We expect mortgage origination fees to remain strong as long as long term interest rates remain low and refinancing activity remains strong. For the quarter, mortgage fees declined slightly. This decrease was temporary, and due primarily to an increase in underwriting time due to new mortgage regulations. We expect mortgage origination fees to increase for the remainder of 2009.
The increase in earnings on bank owned life insurance is due to the purchase of $5.0 million in bank owned life insurance during the second quarter of 2008.
The decrease in other noninterest income for the year to date is due primarily to a decrease in FHLB stock dividends. We do not expect to receive dividends on our FHLB stock in the near future. For the quarter to date, the decrease is due to the suspension of FHLB dividends, and due to the gain on sale of our interest in a real estate partnership during the second quarter of 2008.

Noninterest Expense
A summary of noninterest expense follows:

	Three Months Ended June 30,
	2009	2008	$ Chg	% Chg
Salaries and employee benefits	$2,226,667	$2,224,418	$2,249	0.10%
Equipment	265,778	298,898	(33,120)	-11.08%
Occupancy	296,916	272,164	24,752	9.09%
Advertising and marketing	110,705	111,345	(640)	-0.57%
Legal and accounting	154,778	141,972	12,806	9.02%
Consulting & other professional fees	90,837	85,098	5,739	6.74%
Directors fees and retirement	153,108	160,263	(7,155)	-4.46%
Telecommunications	54,372	63,258	(8,886)	-14.05%
Supplies	46,191	55,008	(8,817)	-16.03%
Data processing fees	383,221	337,247	45,974	13.63%
Loss on sale and write-downs of other real estate owned	255,004	80,250	174,754	217.76%
Foreclosed asset expenses	48,238	32,945	15,293	46.42%
FDIC insurance and other regulatory fees	283,930	69,126	214,804	310.74%
Other operating	371,905	244,954	126,951	51.83%

Total noninterest expenses	$4,741,650	$4,176,946	$564,704	13.52%

Noninterest expenses as a percentage of average assets (annualized)	3.84%	3.43%

	Six Months Ended June 30,
	2009	2008	$ Chg	% Chg
Salaries and employee benefits	$4,424,356	$4,525,375	$(101,019)	-2.23%
Equipment	539,166	620,058	(80,892)	-13.05%
Occupancy	589,263	563,795	25,468	4.52%
Advertising and marketing	198,229	256,676	(58,447)	-22.77%
Legal and accounting	272,658	268,803	3,855	1.43%
Consulting & other professional fees	152,409	178,690	(26,281)	-14.71%
Directors fees and retirement	306,216	313,197	(6,981)	-2.23%
Telecommunications	116,328	135,177	(18,849)	-13.94%
Supplies	84,303	112,852	(28,549)	-25.30%
Data processing fees	713,181	641,460	71,721	11.18%
Loss on sale and write-downs of other real estate owned	304,068	79,445	224,623	282.74%
Foreclosed asset expenses	93,228	82,655	10,573	12.79%
FDIC insurance and other regulatory fees	364,886	128,360	236,526	184.27%
Other operating	698,038	625,917	72,121	11.52%

Total noninterest expenses	$8,856,329	$8,532,460	$323,869	3.80%

Noninterest expenses as a percentage of average assets (annualized)	3.59%	3.56%

At the end of the second quarter, the number of full-time equivalent employees (“FTE’s”) increased slightly to 118 from 117 at the end of the first quarter of 2009. At June 30, 2008, we had 126 FTE’s. We have reached an optimal level of employment and expect that our FTE count will remain level for the remainder of 2009.
Equipment expenses decreased for the quarter and year to date primarily due to a decrease in depreciation expense. We expect depreciation expense to increase later in 2009 as we replace computer equipment.
The increase in occupancy expenses for the quarter and year to date are due to the opening of our second branch in Ocala during the second half of 2009.
The decrease in advertising expense for the year to date is due to efforts to hold these expenses down as a result of the slow economic environment. For the quarter, advertising expense remained level as we embarked on an advertising campaign. We expect advertising expenses to remain level for the remainder of 2009.

The increase in legal and accounting fees was due primarily to an increase legal fees related to foreclosed assets and problem loans. We expect these legal fees to increase during the remainder of 2009 due to the increased level of foreclosed assets and problem loans.
Consulting and other professional fees for the year to date decreased due to efforts to decrease outside services and nonessential expenses. For the quarter, these expenses increased slightly, however, we expect these expenses to continue to decline.
Directors fees and retirement remained level for the quarter and year to date and should remain level for the remainder of 2009.
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
Foreclosed asset expenses increased for the quarter and the year to date. We expect these expenses to remain high due to the high levels of problem loans and higher than normal levels of foreclosed assets.
FDIC insurance and other regulatory fees increased dramatically for the quarter and the year to date. This increase is due primarily to the FDIC special assessment imposed during the quarter. We are also facing increased deposit assessment rates charged by the FDIC. This trend will continue for the foreseeable future as the FDIC continues to experience large losses on bank closures. In addition, the FDIC has notified insured banks that another special assessment may be imposed in December.
Other operating expenses increased for the quarter and the year to date due to the imposition of interest and penalties by the IRS during an audit. We do not expect any further impact from this audit. In addition, we had increased loan expenses during the quarter related to perfecting our security interest in several commercial loans as we reviewed large loan relationships. This expense could continue to increase as we review our collateral position on loans that we believe could end up in foreclosure.
Income Tax Expense
During the quarter ended June 30, 2009, the Company recorded tax expense of $67,000. This compares to a tax expense of $155,000 during the second quarter of 2008. The effective tax rate for the 2009 quarter was 30.1% compared to 18.4% for the 2008 quarter. The increase in rate is due primarily to the payment of approximately $20,000 in taxes related to adjustments from a second quarter IRS audit.
For the six months ended 2009, we recorded a tax benefit of $41,000 compared to tax expense of $275,000 during the first six months of 2008. Due to an increased level of provision expense and a lower net interest income, the Company’s nontaxable income exceeded the level of total net income for the first six months of 2009. As the Company continues to experience lower than historical levels of net income, we expect to see this trend continue. The Company continually monitors its level of nontaxable income to total income, and may adjust its level of nontaxable income producing assets in order to produce the highest level of after tax yield. At the current time, the Company believes it will return to levels of net income sufficient to utilize its current level on nontaxable income in the near future.

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
The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2009, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.
The consolidated statement of cash flows for the six months ended June 30, 2009 and 2008, detail cash flows from operating, investing and financing activities. For the six months ended June 30, 2009, net cash provided by operating activities was $2.5 million while investing activities provided $37.3 million, primarily from a decrease in loans and federal funds sold, and financing activities used $32.2 million primarily from a decrease in brokered deposits and other borrowings, resulting in a net increase in cash during the six month period of $7.6 million.

Regulatory Capital Ratios for the Company and HeritageBank of the South at June 30, 2009
The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities. The following table reflects the Company and the Bank’s compliance at June 30, 2009, with regulatory capital requirements. These calculations are based on total risk weighted assets of $345.7 million on a consolidated basis and $338.1 million for HeritageBank of the South as of June 30, 2009, and average total assets of $498.0 million on a consolidated basis and $488.7 million for HeritageBank of the South for the six months ended June 30, 2009.

					Minimum Required
					to Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets
Consolidated	$68,476	19.8%	$27,652	8.0%	—	—
HeritageBank of the South	$61,711	18.3%	$27,050	8.0%	$33,813	10.0%

Tier I Capital to Risk Weighted Assets
Consolidated	$64,243	18.6%	$13,826	4.0%	—	—
HeritageBank of the South	$57,465	17.0%	$13,525	4.0%	$20,288	6.0%

Tier I Capital to Average Total Assets
Consolidated	$64,243	12.9%	$19,917	4.0%	—	—
HeritageBank of the South	$57,465	11.8%	$19,548	4.0%	$24,436	5.0%
Heritage Financial Group is subject to Georgia capital requirements for bank holding companies. At June 30, 2009, Heritage Financial Group had total equity of $62.1 million or 13.2% of total assets as of that date. Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier I leverage capital of $64.2 million or 12.9% of average assets, which was $44.3 million above the 4.0% requirement.

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
The following table shows the results of our projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for an immediate change or “shock” in market interest rates over a twelve month period as of June 30, 2009:

Market Rate	Effect on Net
Change	Interest Income
+300	-7.5%
+200	-9.0%
+100	-5.1%
-100	4.1%
-200	9.0%
-300	11.9%
Additional information required by Item 305 of Regulation S-K is set forth under Item 2 of this report.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”) as of June 30, 2009, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a — 15(f) under the Act) that occurred during the quarter ended June 30, 2009, that has materially affected, or is likely to materially affect our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
There were no unregistered sales of equity securities during the quarter ended June 30, 2009.
Below is a summary of issuer purchases of equity securities during the quarter ended June 30, 2009.

			Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number		as Part of	that may yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
April	—	$—	—	188,500
May	—	—	—	188,500
June	1,526	8.87	1,526	186,974

Total	1,526	$8.87	1,526	186,974

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of the Shareholders of the Company was held on May 20, 2009. At this meeting, proxies were solicited pursuant to Regulation 14A under the Exchange Act. Total shares outstanding amounted to 10,411,496. A total of 10,094,993 shares (97.0% of total shares outstanding) were represented by shareholders in attendance at the meeting or by proxy.
The following director nominees were elected to serve as directors for terms to expire in 2012:
O. Leonard Dorminey, 9,901,972 votes for, 193,021 votes withheld, representing 98.1% in favor. There were no broker non-votes.
Antone D. Lehr, 9,902,032 votes for, 192,961 votes withheld, representing 98.1% in favor. There were no broker non-votes.
Ratification of the appointment of Mauldin & Jenkins, Certified Public Accountants, LLC, as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2009: 10,061,750 votes for, 31,768 votes against, and 1,475 abstentions, representing 99.7% in favor. There were no broker non-votes.

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

HERITAGE FINANCIAL GROUP
Date: August 14, 2009	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ T. Heath Fountain
T. Heath Fountain
Senior Vice President and
Chief Financial Officer