Form 10-Q
period 2009-09-30
Heritage Financial Group
filed 2009-11-16
CIK 1320002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009 – Commission File Number 000-51305

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
At November 5, 2009 there were 10,410,220 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP
INDEX

Page
Number
PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008	3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008	4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008	5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND THE YEAR ENDED DECEMBER 31, 2008	6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008	7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4. CONTROLS AND PROCEDURES	29

PART II – OTHER INFORMATION	30

SIGNATURES	31

EXHIBITS

31.1 Rule 13a–14(a) Certification of Chief Executive Officer
31.2 Rule 13a–14(a) Certification of Chief Financial Officer
32 Section 1350 Certification
EX-31.1
EX-31.2
EX-32

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	Unaudited	Audited
	September 30,	December 31,
	2009	2008
Assets

Cash and due from banks	$12,679,840	$10,159,602
Interest-bearing deposits in banks	5,074,892	745,758
Federal funds sold	13,033,000	30,254,000
Securities available for sale, at fair value	101,338,131	116,140,525
Federal home loan bank stock, at cost	3,253,400	3,185,800
Other equity securities, at cost	1,010,000	1,010,000

Loans	299,295,709	302,487,892
Less allowance for loan losses	8,027,969	4,950,722

Loans, net	291,267,740	297,537,170

Premises and equipment, net	16,674,035	16,801,183
Accrued interest receivable	2,128,634	2,155,327
Intangible assets	1,000,000	1,000,000
Foreclosed assets	898,345	2,119,818
Cash surrender value of bank owned life insurance	14,600,887	14,136,119
Other assets	7,499,534	6,812,425

	$470,458,438	$502,057,727

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$18,811,403	$19,100,197
Interest-bearing	303,499,910	319,445,797

Total deposits	322,311,313	338,545,994

Federal funds purchased and securities sold under repurchase agreements	35,210,539	41,497,491
Other borrowings	42,500,000	52,500,000
Accrued interest payable	596,742	1,045,042
Other liabilities	7,017,206	6,256,227

Total liabilities	407,635,800	439,844,754

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,452,344 issued and outstanding	114,523	114,523
Capital surplus	40,484,351	39,861,237
Retained earnings	40,828,431	41,357,209
Accumulated other comprehensive loss	(2,081,164)	(2,685,633)
Unearned employee stock ownership plan (ESOP) shares, 253,403 and 286,455 shares	(2,534,025)	(2,864,550)

	76,812,116	75,782,786
Treasury stock, at cost, 1,042,124 and 993,498 shares	(13,989,478)	(13,569,813)

Total stockholders’ equity	62,822,638	62,212,973

	$470,458,438	$502,057,727

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2009 and 2008

	For the Three Months		For the Nine Months
	2009	2008	2009	2008
Interest income
Interest and fees on loans	$4,599,933	5,179,786	$13,721,630	$15,945,925
Interest on taxable securities	780,996	1,268,420	2,921,284	3,623,502
Interest on nontaxable securities	296,394	277,951	882,416	902,814
Interest on federal funds sold	7,694	37,566	39,670	160,934
Interest on deposits in other banks	748	3,636	1,182	14,507

	5,685,765	6,767,359	17,566,182	20,647,682

Interest expense
Interest on deposits	1,478,611	2,099,516	5,049,607	6,753,882
Interest on other borrowings	500,715	875,147	1,829,653	2,608,850

	1,979,326	2,974,663	6,879,260	9,362,732

Net interest income	3,706,439	3,792,696	10,686,922	11,284,950
Provision for loan losses	2,500,000	1,218,000	3,800,000	2,400,000

Net interest income after provision for loan losses	1,206,439	2,574,696	6,886,922	8,884,950

Noninterest income
Service charges on deposit accounts	950,893	1,046,544	2,595,376	2,949,962
Other service charges, commissions and fees	338,490	314,847	1,060,600	973,650
Brokerage fees	251,854	264,662	662,177	770,493
Mortgage origination fees	66,364	108,894	275,544	314,602
Bank owned life insurance	155,285	151,360	464,767	344,199
Gain on sale of securities	469,455	—	835,584	19,745
Impairment loss on securities	—	(3,019,181)	—	(3,019,181)
Other	11,575	33,435	33,870	311,554

	2,243,916	(1,099,439)	5,927,918	2,665,024

Noninterest expense
Salaries and employee benefits	2,295,513	2,353,230	6,719,869	6,878,605
Equipment	221,077	294,381	760,243	914,439
Occupancy	312,000	303,118	901,263	866,913
Advertising and marketing	146,962	86,800	345,191	343,476
Legal and accounting	117,868	129,632	390,526	398,435
Consulting & other professional fees	69,669	73,821	222,078	252,511
Directors fees and retirement	154,608	147,310	460,824	460,507
Telecommunications	52,861	63,003	169,189	198,180
Supplies	46,384	34,383	130,687	147,235
Data processing fees	431,608	333,276	1,144,789	974,736
Loss on sale and write-downs of other real estate owned	80,000	191,872	384,068	271,317
Foreclosed asset expenses	78,561	82,047	171,789	164,702
FDIC insurance and other regulatory fees	136,192	68,285	501,078	196,645
Other operating	306,871	528,377	1,004,909	1,154,294

	4,450,174	4,689,535	13,306,503	13,221,995

Loss before income taxes	(999,819)	(3,214,278)	(491,663)	(1,672,021)

Applicable income tax benefits	(532,945)	(1,452,505)	(574,189)	(1,177,618)

Net income (loss)	$(466,874)	$(1,761,773)	$82,526	$(494,403)

Basic earnings (loss) per share	$(0.05)	$(0.17)	$0.01	$(0.05)

Diluted earnings (loss) per share	$(0.05)	$(0.17)	$0.01	$(0.05)

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2009 and 2008

	For the Three Months		For the Nine Months
	2009	2008	2009	2008
Net income (loss)	$(466,874)	$(1,761,773)	$82,526	$(494,403)

Other comprehensive income (loss):
Net unrealized gain (loss) on cash flow hedge arising during the period, net of tax (benefit) of $114,665 for the quarter and ($17,810) for the year to date	—	162,206	—	(26,713)
Net realized gain on termination of cash flow hedge during the period, net of tax of $359,490	—	—	—	539,235
Elimination of unrealized gain on cash flow hedge terminated during the period, net of tax of $156,558	—	—	—	(234,838)
Accretion of realized gain on terminated cash flow hedge, net of tax of $35,187 and $19,609 for the quarter and $105,560 and $39,217 for the year to date	(52,780)	(29,413)	(158,340)	(58,826)
Unrealized holding gains (losses) on investments arising during the period, net of tax (benefit) of $909,531 and ($1,016,806) for the quarter and $842,773 and ($2,058,604) for the year to date	1,364,297	(1,525,210)	1,264,159	(3,087,907)
Reclassification adjustment for investment (gains) losses included in net income, net of (tax) benefit of ($187,782) and $1,207,672 for the quarter and ($334,234) and $1,199,774 for the year to date	(281,673)	1,811,509	(501,350)	1,799,662

Total other comprehensive income (loss)	1,029,844	419,092	604,469	(1,069,387)

Comprehensive income (loss)	$562,970	$(1,342,681)	$686,995	$(1,563,790)

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2009 and
The Year Ended December 31, 2008

							Accumulated
					Unearned		Other
	Common Stock		Capital	Retained	ESOP	Treasury	Comprehensive
	Shares	Par Value	Surplus	Earnings	Shares	Stock	Income (Loss)	Total
Balance, December 31, 2007	11,443,723	$114,437	$39,009,323	$42,406,483	$(3,305,250)	$(9,329,501)	$(3,303,342)	$65,592,150
Net loss	—	—	—	(262,360)	—	—	—	(262,360)
Cash dividend declared, $0.28 per share	—	—	—	(786,914)	—	—	—	(786,914)
Stock-based compensation expense			809,086	—	—	—	—	809,086
Repurchase of 377,894 shares of stock for the treasury	—	—	—			(4,244,715)		(4,244,715)
Issuance of 330 shares of common stock from the treasury	—	—	(836)	—	—	4,403	—	3,567
Issuance of restricted stock	9,505	95	(95)	—	—	—	—	—
Forfeiture of restricted stock	(884)	(9)	9	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	617,709	617,709
Excess tax expense from stock based compensation plans	—	—	(3,432)	—	—	—	—	(3,432)
ESOP shares earned, 44,070 shares	—	—	47,182	—	440,700	—	—	487,882

Balance, December 31, 2008	11,452,344	114,523	39,861,237	41,357,209	(2,864,550)	(13,569,813)	(2,685,633)	62,212,973

Net income	—	—	—	82,526	—	—	—	82,526
Cash dividend declared, $0.24 per share	—	—	—	(611,304)	—	—	—	(611,304)
Repurchase of 49,026 shares of stock for the treasury	—	—	—	—	—	(425,036)	—	(425,036)
Issuance of 400 shares of common stock from the treasury	—	—	(2,372)	—	—	5,371	—	2,999
Other comprehensive income	—	—	—	—	—	—	604,469	604,469
Stock-based compensation expense	—	—	605,389	—	—	—	—	605,389
ESOP shares earned, 33,053 shares	—	—	20,097	—	330,525	—	—	350,622

Balance, September 30, 2009	11,452,344	$114,523	$40,484,351	$40,828,431	$(2,534,025)	$(13,989,478)	$(2,081,164)	$62,822,638

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008

	For the Nine Months
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$82,526	$(494,403)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	679,419	733,986
Provision for loan losses	3,800,000	2,400,000
ESOP compensation expense	350,622	383,455
Stock-based compensation expense	605,389	608,808
Net gain on sale of securities available for sale	(835,584)	(19,745)
Impairment loss on securities available for sale	—	3,019,181
Proceeds on termination of cash flow hedge	—	898,725
Accretion of gain on termination of cash flow hedge	(263,900)	(98,043)
Increase in bank owned life insurance	(464,768)	(344,179)
(Increase) decrease in interest receivable	26,693	(230,598)
Decrease in interest payable	(448,300)	(57,138)
Increase (decrease) in taxes payable	(1,091,789)	1,067,296
Loss on sale and write-downs of other real estate owned	384,068	347,245
Net other operating activities	762,688	(1,990,986)

Total adjustments	3,504,538	6,718,007

Net cash provided by operating activities	3,587,064	6,223,604

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(4,329,134)	(203,379)
Purchases of securities available for sale	(68,130,095)	(44,536,347)
Proceeds from maturities of securities available for sale	27,847,943	10,879,670
Proceeds from sale of securities available for sale	57,191,479	20,451,970
Purchase of bank owned life insurance	—	(5,000,000)
Net change in Federal home loan bank stock	(67,600)	(441,100)
Purchase of other equity securities	—	(1,010,000)
Decrease in federal funds sold	17,221,000	680,000
(Increase) decrease in loans, net	2,228,405	(12,752,165)
Purchase of premises and equipment	(552,280)	(2,754,281)
Proceeds from sale of other real estate owned	1,078,430	844,911

Net cash provided by (used in) investing activities	32,488,148	(33,840,721)

FINANCING ACTIVITIES
Increase (decrease) in deposits	(16,234,681)	7,264,127
Increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	(6,286,952)	23,426,259
Proceeds from other borrowings	—	28,000,000
Repayment of other borrowings	(10,000,000)	(20,500,000)
Excess tax related to stock-based compensation plans	—	(1,780)
Purchase of treasury stock, net	(422,037)	(2,793,519)
Dividends paid to stockholders	(611,304)	(598,639)

Net cash provided by (used in) financing activities	(33,554,974)	34,796,448

Net increase in cash and due from banks	2,520,238	7,179,331
Cash and due from banks at beginning of period	10,159,602	8,953,836

Cash and due from banks at end of period	$12,679,840	$16,133,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$7,327,559	$9,419,870
Taxes	517,600	6,300

NONCASH TRANSACTIONS
Increase (decrease) in unrealized losses on securities available for sale	$(1,271,348)	$5,146,511
Decrease in unrealized gain on termination of cash flow hedges	—	391,396
Increase in unrealized losses on cash flow hedges	—	44,523
Principal balances of loans transferred to other real estate owned	288,954	3,099,526
See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES
The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
NOTE 2 — EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan. The table below sets forth our earnings (loss) per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months		Nine Months
	2009	2008	2009	2008
Basic earnings (loss) per share:
Net income (loss)	$(466,874)	$(1,761,773)	$82,526	$(494,403)

Weighted average common shares outstanding	10,072,438	10,215,179	10,046,325	10,236,257

Total basic earnings (loss) per common share	$(0.05)	$(0.17)	$0.01	$(0.05)

Diluted earnings (loss) per share:
Net income (loss)	$(466,874)	$(1,761,773)	$82,526	$(494,403)

Weighted average common shares outstanding	10,072,438	10,215,179	10,046,325	10,236,257

Effect of dilutive stock options and restricted stock	—	—	—	—

Weighted average dilutive common shares outstanding	10,072,438	10,215,179	10,046,325	10,236,257

Total diluted earnings (loss) per common share	$(0.05)	$(0.17)	$0.01	$(0.05)

At September 30, 2009 and 2008, potential common shares of 575,166 and 614,768 were not included in the calculation of diluted earnings (loss) per share because the assumed exercise of such shares would be anti-dilutive.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — SHARE BASED COMPENSATION
On May 17, 2006, our stockholders approved the 2006 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, to provide directors, advisory directors, officers and employees of Heritage Financial Group and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence and to provide such individuals with an equity interest in Heritage Financial Group. Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 771,149 shares, of which 550,281 were available as stock options or stock appreciation rights and 220,328 shares were available as restricted stock awards. During 2006, the Compensation Committee of the Board of Directors granted stock options and tandem stock appreciation rights totaling 520,605 shares and granted restricted stock awards totaling 207,905 shares. During the first quarter of 2008, an additional 19,750 of tandem stock option and stock appreciation rights, and 9,505 of restricted stock awards were granted to employees. There were no grants of restricted stock, stock options, or stock appreciation rights during the three quarters ended September 30, 2009. All stock options, stock appreciation rights and restricted stock awards vest over a period of five years.
The Company granted restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period. As of September 30, 2009, there was approximately $851,000 of unrecognized compensation associated with these awards expected to be recognized over the next 2 years. For the three months ended September 30, 2009 and 2008, we recognized compensation expense associated with these awards of approximately $124,000 and $125,000, respectively. For the nine months ended September 30, 2009 and 2008, we recognized compensation expense associated with these awards of approximately $372,000 and $375,000 respectively.
We recognized compensation expense related to stock options of approximately $78,000 for the three months ended September 30, 2009, and 2008, respectively. For the nine months ended September 30, 2009 and 2008, we recognized compensation expense related to these options of $233,000 and $234,000 respectively. At September 30, 2009, there was approximately $523,000 of unrecognized compensation related to stock options expected to be recognized over the next two years.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — SECURITIES
The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2009:
U. S. Government sponsored agency securities	$21,033,474	$189,492	$(22,440)	$21,200,526
State and municipal securities	29,004,343	365,781	(770,301)	28,599,823
Corporate debt securities	2,181,124	—	(318,736)	1,862,388
Mortgage-backed securities	49,252,507	418,368	(375,396)	49,295,479

Total debt securities	101,471,448	973,641	(1,486,873)	100,958,216
Equity securities	434,801	118,799	(173,685)	379,915

Total securities	$101,906,249	$1,092,440	$(1,660,558)	$101,338,131

December 31, 2008:
U. S. Government sponsored agency securities	$20,923,967	$248,091	$(7,077)	$21,164,981
State and municipal securities	30,052,558	60,677	(2,602,013)	27,511,222
Corporate debt securities	2,187,686	—	(398,303)	1,789,383
Mortgage-backed securities	64,380,979	1,469,043	(442,624)	65,407,398

Total debt securities	117,545,190	1,777,811	(3,450,017)	115,872,984
Equity securities	434,801	20,999	(188,259)	267,541

Total securities	$117,979,991	$1,798,810	$(3,638,276)	$116,140,525

The amortized cost and fair value of debt securities available for sale as of September 30, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due from one year to five years	3,703,270	3,446,144
Due from five to ten years	9,351,626	9,561,060
Due after ten years	39,598,846	39,035,448
Mortgage-backed securities	49,252,507	49,295,479

	$101,906,249	$101,338,131

Securities with a carrying value of $48,658,345 and $64,931,946 at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — SECURITIES (CONTINUED)
Gains and losses on sales of securities available for sale consist of the following:

	September 30,	December 31,
	2009	2008
Gross gains on sales of securities	$873,413	$361,701
Gross losses on sales of securities	(37,829)	(127,025)

Net realized gains on sales of securities available for sale	$835,584	$234,676

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
September 30, 2009:
U.S. Government sponsored agency securities	$2,975,110	$(22,440)	$—	$—	$2,975,110	$(22,440)
State and municipal securities	424,366	(49,453)	11,729,757	(720,848)	12,154,123	(770,301)
Corporate securities	—	—	141,000	(318,736)	141,000	(318,736)
Mortgage-backed securities	14,379,143	(97,244)	3,714,360	(278,152)	18,093,503	(375,396)

Subtotal, debt securities	17,778,619	(169,137)	15,585,117	(1,317,736)	33,363,736	(1,486,873)
Equity securities	—	—	961,115	(173,685)	961,115	(173,685)

Total temporarily impaired securities	$17,778,619	$(169,137)	$16,546,232	$(1,491,421)	$34,324,851	$(1,660,558)

December 31, 2008:
U.S. Government sponsored agency securities	$1,992,923	$(7,077)	$—	$—	$1,992,923	$(7,077)
State and municipal securities	12,567,698	(889,679)	10,383,740	(1,712,334)	22,951,438	(2,602,013)
Corporate debt securities	—	—	763,444	(398,303)	763,444	(398,303)
Mortgage-backed securities	4,366,655	(378,461)	4,772,176	(64,163)	9,138,831	(442,624)

Subtotal, debt securities	18,927,276	(1,275,217)	15,919,360	(2,174,800)	34,846,636	(3,450,017)
Equity securities	—	—	246,541	(188,259)	246,541	(188,259)

Total temporarily impaired securities	$18,927,276	$(1,275,217)	$16,165,901	$(2,363,059)	$35,093,177	$(3,638,276)

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
The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons. In addition, this investment is subject to restrictions relating to sale, transfer or other disposition. Dividends are recognized in income when declared. The carrying value of this investment at September 30, 2009 is $3,253,400. The estimated fair value of this investment is $3,253,400 as of September 30, 2009, and therefore is not considered impaired.
Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia. The Company accounts for this investment by the cost method. This investment represents approximately 4.9% of the outstanding shares of Chattahoochee. Since its initial capital raise, Chattahoochee has not had any stock transactions, and therefore, no fair market value is readily available. The carrying value of this investment at September 30, 2009, is $1,010,000. The Company plans to hold this investment for the foreseeable future, and does not consider it impaired as of September 30, 2009.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 — FAIR VALUE MEASUREMENTS
The Fair Value Measurement and Disclosures Topic of the FASB Accounting Standards Codification establishes a fair value hierarchy that is based on valuation inputs used in the fair value measurements.
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
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale investment Securities	$—	$101,338,131	$—	$101,338,131

Total assets at fair value	$—	$101,338,131	$—	$101,338,131

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
Impaired Loans
Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan impairment as non-recurring Level 3. At September 30, 2009, there were no impaired loans reported at fair value utilizing Level 2 valuation inputs. Impaired loans with a carrying value of $12,989,813 were reduced by specific valuation allowance allocations totaling $4,053,297 for a total reported fair value of $8,936,516 on collateral valuations utilizing Level 3 valuation inputs at September 30, 2009.
Fair Value Option
The Fair Value Measurement and Disclosures Topic of the FASB Accounting Standards Codification allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. While this became effective for the Company beginning January 1, 2008, the Company has not elected the fair value option that is offered.
Disclosures about Fair Value of Financial Instruments
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. In accordance with the Fair Value Measurement and Disclosures Topic of the FASB Accounting Standards Codification, the Company excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 — FAIR VALUE MEASUREMENTS (CONTINUED)
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks and interest-bearing deposits in banks	$17,754,732	$17,754,732	$10,905,360	$10,905,360

Federal funds sold	$13,033,000	$13,033,000	$30,254,000	$30,254,000

Securities available for sale	$101,338,131	$101,338,131	$116,140,525	$116,140,525

Federal home loan bank stock	$3,253,400	$3,253,400	$3,185,800	$3,185,800

Other equity securities	$1,010,000	$1,010,000	$1,010,000	$1,010,000

Loans	$299,295,709	$298,059,866	$302,487,892	$309,635,072
Allowance for loan losses	8,027,969	—	4,950,722	—

Loans, net	$291,267,740	$298,059,866	$297,537,170	$309,635,072

Accrued interest receivable	$2,128,634	$2,128,634	$2,155,327	$2,155,327

Financial liabilities:
Deposits	$322,311,313	$306,947,548	$338,545,994	$336,904,274

Federal funds purchased and securities sold under repurchase agreements	$35,210,539	$35,210,539	$41,497,491	$41,497,491

Other borrowings	$42,500,000	$45,269,267	$52,500,000	$56,936,956

Accrued interest payable	$596,742	$596,742	$1,045,042	$1,045,042

NOTE 6 — SUBSEQUENT EVENTS
Subsequent events have been evaluated through November 16, 2009, which is the date financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
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
We continue to implement our business strategy, as set forth in our Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2009. A critical component of this strategy includes increasing our commercial loan portfolio. During the first nine months of 2009, our commercial real estate, business and multifamily loans increased $7.1 million or 4.6% to $162.1 million, representing 54.2% of our total loan portfolio at September 30, 2009. During this time period, our total loan portfolio decreased $3.2 million, or 1.1%. Our ability to continue to grow our commercial loan portfolio is an important element of our long-term business strategy.
Another key component of our business strategy is the expansion of our operations outside of the Southwest Georgia market. As of September 30, 2009, we had total loans of $46.2 million and total deposits of $33.9 million at our Ocala, Florida branches. We are currently operating two branches in Ocala.
On September 1, 2009, we entered into a Purchase and Assumption Agreement with Atlantic Coast Federal Bank (“Atlantic”) providing for Heritage’s acquisition of the Lake City, Florida branch of Atlantic. In the transaction, Heritage will purchase approximately $12 million in loans, the real and personal property of the branch, and will assume approximately $45 million in deposits. This transaction, which is subject to regulatory approval, includes the payment of a 1% deposit premium. The acquisition of the Lake City office is expected to close in the fourth quarter of 2009. In addition to the Lake City branch purchase, we are also reviewing opportunities to acquire additional branches. We also may take advantage of opportunities to acquire branches through FDIC-assisted transactions.
Operating branches outside of the Southwest Georgia market subjects us to additional risk factors. These risk factors include, but are not limited to the following: management of employees from a distance, lack of knowledge of the local market, additional credit risks, logistical operational issues, and time constraints of management. These risk factors, as well as others we have not identified, may affect our ability to successfully operate outside of our current market area.
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
Off Balance Sheet Liabilities
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. We use the same credit policies in making these commitments as we do for on-balance sheet instruments. A summary of the Company’s commitments as of September 30, 2009, is as follows:

(In thousands)
Commitments to extend credit	$35,898
Financial stand-by letters of credit	5,053

$40,951

Comparison of Financial Condition at September 30, 2009 and December 31, 2008
Total assets decreased $31.6 million or 6.3% to $470.5 million at September 30, 2009, from $502.1 million at December 31, 2008. Total interest earning assets decreased $30.9 million or 6.9% to $418.7 million at September 30, 2009, from $449.6 million at December 31, 2008. Total loans decreased $3.2 million or 1.1% to $299.3 million at September 30, 2009. The weakened economic environment throughout the country, including the Southeastern United States, and our markets in particular, is resulting in very limited loan demand. Therefore, we expect loan volume to be very limited for the remainder of 2009 unless economic trends improve significantly.
Securities decreased $14.8 million at September 30, 2009 as compared to December 31, 2008. This decrease was due primarily to principal payments on mortgage backed securities and the sale of certain longer term bonds. Other earning assets, consisting of interest bearing deposits in banks and federal funds sold, decreased significantly to $18.1 million from $31.0 million at December 31, 2008. This decrease occurred as we paid off brokered deposits during the first quarter of 2009 and paid off $10.0 million in FHLB borrowings during the second quarter. We expect deposits in banks and federal funds sold to increase during the remainder of the year as we expect to continue to see weak demand for new loans, increases in deposits, and pay-downs on our loan portfolio. In addition, we expect to receive approximately $33 million in cash in connection with our purchase of the Lake City branch. We expect these funds to remain invested in short term investments until they can be fully deployed.
Foreclosed assets decreased $1.2 million to $900,000. For the nine months ended September 30, 2009, we have added $290,000 in principal balances to other real estate owned. Offsetting those additions were sales of $1.1 million and write-downs and losses on sales of $384,000 in other real estate owned. During this time period, we had a net decrease of $48,000 in repossessed personal property. We expect foreclosed assets to increase significantly in the fourth quarter as we come to resolution on two large commercial credits totaling approximately $8.5 million. These loans are currently impaired, and we believe our reserve for losses on these loans is adequate. However, we could incur further losses and expenses on these loans if these loans are foreclosed. These losses and expenses could exceed our current reserves on these impaired loans.
Total liabilities decreased $32.2 million or 7.3% to $407.6 million at September 30, 2009 compared with $439.8 million at December 31, 2008. The decrease was due primarily to a decrease in brokered deposits of approximately $16.4 million and a $10.0 million FHLB advance which matured in the second quarter. We paid this advance off to further reduce our cost of funds. Certificates of deposit decreased $41.4 million in the first nine months of 2009, while other deposit accounts increased $41.6 million. This shift occurred as we lowered our rates on certificates of deposits and focused on generating and maintaining core deposit relationships.
The total amount of other borrowings declined $10.0 million to $42.5 million during the first nine months of 2009. Federal funds purchased and securities sold under repurchase agreements decreased to $35.2 million at September 30, 2009 from $41.5 million in December 31, 2008. This decrease is due primarily to a decrease in the amount of federal funds purchased from Chattahoochee Bank of Georgia (“Chattahoochee”) to $5.1 million at September 30, 2009 compared to $11.0 million at December 31, 2008. These purchases are done as an accommodation to Chattahoochee so that they can earn a competitive rate on federal funds without having to place concentrated amounts of federal funds with traditional correspondent banks. In return, these funds provide us with a stable, low cost source of funds.
Total equity increased $610,000 to $62.8 million at September 30, 2009, compared with $62.2 million at December 31, 2008. Net income of $83,000 for the first nine months of 2009, stock based compensation of $605,000, ESOP related transactions of $351,000, and other comprehensive income of $604,000 increased equity, while dividends of $611,000, and treasury stock transactions of $422,000, decreased equity.

Comparison of Operating Results
General
For the three months ended September 30, 2009 and 2008
During the quarter ended September 30, 2009, we recorded a net loss of $467,000 compared to a net loss of $1,762,000 for the quarter ended September 30, 2008. The decreased loss was due to an increase in noninterest income and a decrease in noninterest expenses. Offsetting the increase in income was an increase in loan loss provision expense.
For the nine months ended September 30, 2009 and 2008
For the nine months ended September 30, 2009, we recorded net income of $83,000 compared to a net loss of $494,000 for the same period in 2008. The increase in income was due to an increase in noninterest income. The increase was offset by a decrease in net interest income and an increase in loan loss provision expense.
Interest Income
For the three months ended September 30, 2009 and 2008
Total interest income for the three months ended September 30, 2009, decreased $1.1 million or 16.0% to $5.7 million, compared to $6.8 million during the third quarter of 2008. The decrease was the result of a 59 basis point decrease in yield on average earning assets to 5.55% during the third quarter of 2009 as compared to the yield of 6.14% earned during the same period in 2008. This decrease was due to an overall reduction in market interest rates. The investment portfolio yield decreased significantly due to efforts we made during the quarter to shorten the average life of our investment portfolio. We believe this will better position our balance sheet for a rising interest rate environment at some point in the future. In addition, our loan portfolio has continued to decrease as a result of weak loan demand. We expect the yield on our earning assets to continue to decrease slightly during the remainder of 2009 as we continue to see the effects of the Federal Reserve rate cuts from 2007 and 2008. Average interest earning assets decreased $29.3 million for the quarter ending September 30, 2009, compared with the same period in 2008, due primarily to a lack of loan demand.
For the nine months ended September 30, 2009 and 2008
Total interest income for the nine months ended September 30, 2009, decreased $3.0 million or 14.9% to $17.6 million, compared to $20.6 million during the same period in 2008. A 62 basis point decrease in loan yield to 6.18% in 2009 from 6.80% in 2008 was the primary cause of the decrease. A decrease in investment yield also contributed to the decrease, as previously mentioned. The total yield on earning assets decreased 85 basis points to 5.52% for the 2009 period compared to 6.37% for the 2008 period. We expect this yield to continue to decrease, although more moderately, for the remainder of 2009. Average interest earning assets increased $5.0 million to $436.8 million at September 30, 2009, from $441.8 million at September 30, 2008. We expect average interest earning assets to decrease or remain level for the remainder of 2009 due to a lack of loan demand.
Interest Expense
For the three months ended September 30, 2009 and 2008
Total interest expense decreased $1.0 million or 33.5% to $2.0 million for the quarter ended September 30, 2009, compared to $3.0 million during the same period in 2008. The cost of interest bearing liabilities decreased 83 basis points to 2.06% during the third quarter of 2009 compared with 2.89% during the same period in 2008. The average balance of interest bearing liabilities during the third quarter of 2009 was $380.8 million, a decrease of $26.8 million compared to $407.6 million during the third quarter of 2008 due to pay down of brokered deposits and maturing FHLB advances.

For the nine months ended September 30, 2009 and 2008
Total interest expense for the year to date period decreased $2.5 million to $6.9 million compared to $9.4 million during the 2008 period. The cost of interest bearing liabilities decreased 86 basis points during the 2009 period to 2.30% compared to 3.16% during the 2008 period. $1.7 million of the decrease came from lower rates on deposit accounts, while $779,000 of the decrease came from lower rates on borrowings. We expect the cost of funds to continue to decrease during the remainder of 2009, primarily from the decrease in costs of certificates of deposit.
Net Interest Income
For the three months ended September 30, 2009 and 2008
Net interest income of $3.7 million was an $86,000 decrease from the $3.8 million shown during the same period in 2008. The net interest spread increased 25 basis points for the third quarter of 2009 to 3.49% compared with 3.24% during the same period in 2008. The net interest margin improved 18 basis points to 3.68% for the three months ended September 30, 2009 compared to 3.50% during the same period in 2008.
For the nine months ended September 30, 2009 and 2008
Net interest income of $10.7 million was a $600,000 decrease from the $11.3 million shown during the same period in 2008. The net interest spread increased 1 basis point for the first nine months of 2009 to 3.22% compared with 3.21% during the same period in 2008. The net interest margin fell 13 basis points to 3.42% for the nine months ended September 30, 2009 compared to 3.55% during the same period in 2008.
General Comments on Interest Rates
During 2007 and 2008, we saw dramatic drops in interest rates as the Federal Reserve lowered the federal funds target rate a total of 325 basis points. These reductions in rates have put extreme downward pressure on our margins, as our loans tend to reprice more quickly than our deposit products. In addition, many of our competitors face extreme pressure on liquidity, and have therefore priced their deposit products, specifically certificates of deposit, aggressively. Most of this pressure has come from large regional and national banks that have been forced to seek deposit funding for their balance sheets when other sources of funding became more difficult to obtain. We are beginning to benefit from higher long term rates and from the repricing of our certificates of deposit. These improvements to the cost of funds are partially offsetting the declining yield. We expect our net interest margin to remain relatively stable for the remainder of 2009.
Our asset-liability management policy seeks to mitigate interest rate risk by making our balance sheet as neutral as possible to changes in interest rates. Although our goal is to be neutral to changes in rates, we will never achieve this without taking undue risk. Therefore, we remain exposed to further changes in interest rates. For more information on the effect of changes in interest rates, see Item 3 of this Form 10-Q.
Provision for Loan Losses
For the three months and nine months ended September 30, 2009 and 2008
During the quarter ended September 30, 2009, we recorded a $2.5 million provision expense for loan losses, which was an increase compared to the $1.2 million provision during the same period in 2008. For the year to date period, we recorded a $3.8 million provision compared to the $2.4 million provision in the prior year period. As general economic trends have continued to decline, we have experienced increases in internally criticized and classified loans, as well as increases in nonperforming and past due loans.

Annualized net charge-offs to average outstanding loans increased to 0.29% for the three months ending September 30, 2009, compared to 0.15% during the same period of 2008. For the year to date period, annualized net charge-offs to average outstanding loans were 0.33% compared to 0.69% during the prior year period. Although net charge-offs decreased for the year to date period, we do not believe this is indicative of a trend, and we expect charge-offs to remain at elevated levels throughout 2009.
Nonperforming loans increased $5.6 million to $12.9 million at September 30, 2009 compared to $7.3 million at December 31, 2008. This increase was due primarily to the classification of one commercial relationship totaling approximately $4.0 million as nonperforming during the second quarter of 2009. We expect to repossess or the customer to dispose of the collateral securing this loan, which consists primarily of non-real estate assets. We believe we have properly assessed the value of this collateral, and have adequately reserved for it as of September 30, 2009. However, we may incur additional losses and carrying costs as we repossess and dispose of the collateral.
Nonperforming loans to total loans increased to 4.34% at September 30, 2009 from 2.41% at December 31, 2008. Nonperforming assets increased $4.5 million to $13.9 million at September 30, 2009 compared to $9.4 million at December 31, 2008. Nonperforming assets to total assets increased to 2.95% at September 30, 2009 as compared to 1.87% at December 31, 2008. The allowance for loan losses as a percentage of total loans increased to 2.68% at September 30, 2009 compared with 1.64% at December 31, 2008.
Loans past due 30 days and still accruing totaled $1.3 million, or 0.43% of total loans at September 30, 2009. This compares to $4.5 million at December 31, 2008, or 1.47% of loans. The decrease in past due loans occurred primarily as past due loans migrated to nonaccrual status.
Our internally criticized and classified assets totaled $33.8 million at September 30, 2009, compared to $27.0 million at December 31, 2008. These balances include the aforementioned nonperforming loans, other real estate, and repossessed assets. Our internal loan review processes strive to identify weaknesses in loans prior to performance issues. However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.
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

Noninterest Income
A summary of noninterest income, excluding securities transactions, follows:

	Three Months Ended September 30,
	2009	2008	$ Chg	% Chg
Service charges on deposit accounts	$950,893	$1,046,544	$(95,651)	-9.14%
Other service charges, commissions and fees	338,490	314,847	23,643	7.51%
Brokerage fees	251,854	264,662	(12,808)	-4.84%
Mortgage origination fees	66,364	108,894	(42,530)	-39.06%
Bank owned life insurance	155,285	151,360	3,925	2.59%
Other	11,575	33,435	(21,860)	-65.38%

Total noninterest income	$1,774,461	$1,919,742	$(145,281)	-7.57%

Noninterest income as a percentage of average assets (annualized)	1.51%	1.54%

	Nine Months Ended September 30,
	2009	2008	$ Chg	% Chg
Service charges on deposit accounts	$2,595,376	$2,949,962	$(354,586)	-12.02%
Other service charges, commissions and fees	1,060,600	973,650	86,950	8.93%
Brokerage fees	662,177	770,493	(108,316)	-14.06%
Mortgage origination fees	275,544	314,602	(39,058)	-12.42%
Bank owned life insurance	464,767	344,199	120,568	35.03%
Other	33,870	311,554	(277,684)	-89.13%

Total noninterest income	$5,092,334	$5,664,460	$(572,126)	-10-10%

Noninterest income as a percentage of average assets (annualized)	1.39%	1.52%

The decrease in service charges on deposit accounts is due primarily to a decrease in overdraft fees. Due to the economic slowdown, we have seen our customers’ spending decrease, and therefore, overdrafts incurred have decreased. We expect these fees to continue trending downward until the economy improves and our customer spending increases. In addition, legislation introduced in the United States Congress could drastically diminish our overdraft fees. We are currently analyzing the effect of this legislation, and preparing a contingency plan to replace any fee decline from these legislative actions. While we are hopeful this plan will be able to replace the majority of the fees lost through legislative action, we are uncertain of the effect on fees at this time.
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
Mortgage origination fees have decreased for the year and the quarter due to a general weakening in home purchases and refinancing activity. We expect mortgage origination fees to remain flat for the remainder of 2009.
The increase in earnings on bank owned life insurance is due to the purchase of $5.0 million in bank owned life insurance during the second quarter of 2008.
The impairment loss on securities during the quarter ended September 30, 2008 was a one-time charge on three issuers whose securities were deemed other than temporarily impaired. These issuers were Freddie Mac, General Motors, and Ford Motor Credit. There was no similar charge during the 2009 period.
The decrease in other noninterest income for the year to date is due primarily to a decrease in FHLB stock dividends. The FHLB suspended dividends for the first two quarters of 2009, but has reinstated their dividend during the third quarter. However, we expect dividends to be substantially lower than prior years.

Noninterest Expense
A summary of noninterest expense follows:

	Three Months Ended September 30,
	2009	2008	$ Chg	% Chg
Salaries and employee benefits	$2,295,513	$2,353,230	$(57,717)	-2.45%
Equipment	221,077	294,381	(73,304)	-24.90%
Occupancy	312,000	303,118	8,882	2.93%
Advertising and marketing	146,962	86,800	60,162	69.31%
Legal and accounting	117,868	129,632	(11,764)	-9.07%
Consulting & other professional fees	69,669	73,821	(4,152)	-5.62%
Directors fees and retirement	154,608	147,310	7,298	4.95%
Telecommunications	52,861	63,003	(10,142)	-16.10%
Supplies	46,384	34,383	12,001	34.90%
Data processing fees	431,608	333,276	98,332	29.50%
Loss on sale and write-downs of other real estate owned	80,000	191,872	(111,872)	-58.31%
Foreclosed asset expenses	78,561	82,047	(3,486)	-4.25%
FDIC insurance and other regulatory fees	136,192	68,285	67,907	99.45%
Other operating	306,871	528,377	(221,506)	-41.92%

Total noninterest expenses	$4,450,174	$4,689,535	$(239,361)	-5.10%

Noninterest expenses as a percentage of average assets (annualized)	3.74%	3.76%

	Nine Months Ended September 30,
	2009	2008	$ Chg	% Chg

Salaries and employee benefits	$6,719,869	$6,878,605	$(158,736)	-2.31%
Equipment	760,243	914,439	(154,196)	-16.86%
Occupancy	901,263	866,913	34,350	3.96%
Advertising and marketing	345,191	343,476	1,715	0.50%
Legal and accounting	390,526	398,435	(7,909)	-1.99%
Consulting & other professional fees	222,078	252,511	(30,433)	-12.05%
Directors fees and retirement	460,824	460,507	317	0.07%
Telecommunications	169,189	198,180	(28,991)	-14.63%
Supplies	130,687	147,235	(16,548)	-11.24%
Data processing fees	1,144,789	974,736	170,053	17.45%
Loss on sale and write-downs of other real estate owned	384,068	271,317	112,751	41.56%
Foreclosed asset expenses	171,789	164,702	7,087	4.30%
FDIC insurance and other regulatory fees	501,078	196,645	304,433	154.81%
Other operating	1,004,909	1,154,294	(149,385)	-12.94%

Total noninterest expenses	$13,306,503	$13,221,995	$84,508	0.64%

Noninterest expenses as a percentage of average assets (annualized)	3.78%	3.56%

At the end of the third quarter, the number of full-time equivalent employees (“FTE’s”) decreased slightly to 117 from 118 at the end of the second quarter of 2009. At September 30, 2008, we had 125 FTE’s. We have reached an optimal level of employment and expect that our FTE count will remain level for the remainder of 2009.
Equipment expenses decreased for the quarter and year to date primarily due to a decrease in depreciation expense. We expect depreciation expense to increase later in 2009 as we replace computer equipment.
The increase in occupancy expenses for the year to date is due to the opening of our second branch in Ocala during the second half of 2008.
For the quarter, advertising expense increased due to increased advertising efforts in our Ocala market. Year to date, advertising expense remained consistent. We expect advertising expenses to remain level for the remainder of 2009.

Legal and accounting expenses in 2009 were level compared to comparable time periods in 2008. We expect legal fees to increase during the remainder of 2009 due to the increased level of foreclosed assets and problem loans.
Consulting and other professional fees for the quarter and year to date decreased due to efforts to decrease outside services and nonessential expenses. We expect these fees to remain flat during the last quarter of 2009.
Directors fees and retirement remained level for the quarter and year to date and should remain level for the remainder of 2009.
The decrease in telecommunications expenses is related to the removal of certain redundant communication sources. We expect these expenses to remain level for the remainder of 2009.
Expenses for supplies decreased year to date as we have implemented better cost controls related to the purchase of supplies. A slight increase in the quarter to date can be attributed to additional supplies ordered in anticipation of our Lake City acquisition.
Data processing fees increased due to the increase in debit card and ATM card usage. These increased fees have been more than offset by the income we receive on these transactions. We expect this trend to continue.
The loss on sale and write-downs of other real estate owned is due to the elevated levels of other real estate owned. As we continue to experience elevated levels of problem loans, we expect to see losses on the disposition of other real estate, especially as real estate values remain depressed due to a lack of demand.
Foreclosed asset expenses increased for the year to date and decreased slightly for the quarter. We expect these expenses to remain high due to the high levels of problem loans and higher than normal levels of foreclosed assets.
FDIC insurance and other regulatory fees increased dramatically for the quarter and the year to date. This increase is due primarily to the FDIC special assessment imposed during the quarter of $201,000. We are also facing increased deposit assessment rates charged by the FDIC. This trend will continue for the foreseeable future as the FDIC continues to experience large losses on bank closures.
Other operating expenses decreased for the quarter and the year to date due to a concerted effort by management and employees to look for opportunities for expense reduction. We expect this trend to continue.
Income Tax Expense
During the quarter ended September 30, 2009, the Company recorded a tax benefit of $533,000. This compares to a tax benefit of $1,453,000 during the third quarter of 2008. The effective tax rate for the 2009 quarter was 53.3% compared to 45.2% for the 2008 quarter.
For the nine months ended 2009, we recorded a tax benefit of $574,000 compared to a tax benefit of $1,178,000 during the first nine months of 2008. Due to an increased level of provision expense and a lower net interest income, the Company’s nontaxable income exceeded the level of total net income for the first nine months of 2009. As the Company continues to experience lower than historical levels of net income, we expect to see this trend continue. The Company continually monitors its level of nontaxable income to total income, and may adjust its level of nontaxable income producing assets in order to produce the highest level of after tax yield. At the current time, the Company believes it will return to levels of net income sufficient to utilize its current level on nontaxable income in the near future.

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
The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2009, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.
The consolidated statement of cash flows for the nine months ended September 30, 2009 and 2008, detail cash flows from operating, investing and financing activities. For the nine months ended September 30, 2009, net cash provided by operating activities was $3.6 million while investing activities provided $32.5 million, primarily from the sale and maturities of securities and a decrease in federal funds sold, and financing activities used $33.6 million primarily from a decrease in brokered deposits and other borrowings, resulting in a net increase in cash during the nine month period of $2.5 million.

Regulatory Capital Ratios for the Company and HeritageBank of the South at September 30, 2009
The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities. The following table reflects the Company and the Bank’s compliance at September 30, 2009, with regulatory capital requirements. These calculations are based on total risk weighted assets of $344.5 million on a consolidated basis and $338.0 million for HeritageBank of the South as of September 30, 2009, and average total assets of $471.2 million on a consolidated basis and $466.2 million for HeritageBank of the South for the three months ended September 30, 2009.

					Minimum Required
					to Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets Consolidated	$66,417	19.3%	$27,558	8.0%	—	—
HeritageBank of the South	$59,848	17.7%	$27,039	8.0%	$33,799	10.0%

Tier I Capital to Risk Weighted Assets Consolidated	$62,145	18.0%	$13,779	4.0%	—	—
HeritageBank of the South	$55,522	16.4%	$13,519	4.0%	$20,279	6.0%

Tier I Capital to Average Total Assets Consolidated	$62,145	13.2%	$18,847	4.0%	—	—
HeritageBank of the South	$55,522	11.9%	$18,648	4.0%	$23,310	5.0%
At September 30, 2009, Heritage Financial Group had total equity of $62.8 million or 13.4% of total assets as of that date. Under capital requirements for holding companies, Heritage Financial Group had Tier I leverage capital of $62.1 million or 13.2% of average assets, which was $43.3 million above the 4.0% requirement.

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
The following table shows the results of our projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for an immediate change or “shock” in market interest rates over a twelve month period as of September 30, 2009:

Market Rate	Effect on Net
Change	Interest Income
+300	-9.8%
+200	-10.7%
+100	-5.9%
-100	5.2%
-200	10.7%
-300	14.3%
Additional information required by Item 305 of Regulation S-K is set forth under Item 2 of this report.

ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the Company’s disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”) as of September 30, 2009, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a — 15(f) under the Act) that occurred during the quarter ended September 30, 2009, that has materially affected, or is likely to materially affect our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
There were no unregistered sales of equity securities during the quarter ended September 30, 2009.
Below is a summary of issuer purchases of equity securities during the quarter ended September 30, 2009.

			Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number		as Part of	that may yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
July	—	$—	—	186,974
August	—	—	—	186,974
September	—	—	—	186,974

Total	—	$—	—	186,974

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
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

HERITAGE FINANCIAL GROUP
Date: November 16, 2009	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date: November 16, 2009	By:	/s/ T. Heath Fountain
T. Heath Fountain
Senior Vice President and Chief Financial Officer