Form 10-K
period 2009-12-31
Heritage Financial Group
filed 2010-04-09
CIK 1320002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Commission File Number 000-51305

HERITAGE FINANCIAL GROUP
(A United States Corporation)
IRS Employer Identification Number 45-0479535
721 N. Westover Blvd., Albany, GA 31707
229-420-0000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which registered

Common Stock, Par Value $0.01 per share	NASDAQ Stock Market, LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of March 31, 2010, there were 10,399,260 shares of the registrant’s common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on this date was approximately $21.1 million, computed by reference to the last sales price on NASDAQ Global Market on that date of $12.08 per share on 1,746,932 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K — Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART I
Item 1. Business
General
Heritage Financial Group (the “Company”) was formed in February 2002, and operates through our wholly owned subsidiary, HeritageBank of the South (the “Bank”). We neither own nor lease any business property, but we use the premises, equipment and furniture of the Bank. We employ only persons who are executive officers of the Bank as our executive officers, and we also use the support staff of the Bank. We currently do not separately compensate any employees, although, in the future, we may hire additional employees if we expand our business at the holding company level.
The Company completed an initial public offering on June 29, 2005. It sold 3,372,375 shares of common stock in that offering for $10.00 per share. The Company’s employee stock ownership plan (the “ESOP”) purchased 440,700 shares with the proceeds of a loan from the Company. The Company received net proceeds of $32.4 million in the public offering, 50% of which was contributed to the Bank and $4.4 million of which was lent to the ESOP for its purchase of shares in the offering. The Company also issued 7,868,875 shares of common stock to Heritage, MHC (“MHC’). As of December 31, 2009, MHC owns approximately 76% of the Company.
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
Forward Looking Statements
This document, including information incorporated by reference, contains forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and identified in our filings with the Securities and Exchange Commission (“the SEC”) and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:
•	further developments in the Company’s ongoing review of and efforts to resolve any problem credit relationships described in this report, which could result in, among other things, further downgrades of aforementioned loans, additional provisions to the loan loss reserve and the incurrence of other material non-cash and cash charges;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	inflation, interest rate, market and monetary fluctuations;

•	the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute our products and services for products and services of our competitors;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	the impact of technological changes;

•	acquisitions;

•	growth into new markets;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.
The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.
Market Area
We intend to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Albany, Georgia, and primarily serve Southwest Georgia through offices in Albany — Dougherty, Lee, and Worth Counties, Southeast Georgia through offices in Tattnall County (Reidsville and Collins), and North Central Florida through offices in Ocala — Marion County, and Lake City — Columbia County. We occasionally make loans beyond our market area to meet customer’s needs and to develop new business. The following table sets forth our market share as of June 30, 2009, the latest date for which information is available, in the major markets that we serve:

		Market
	Market	Share	Institutions in
Market Area	Share	Rank	Markets

Albany Georgia MSA	13.1%	3	16
Ocala Florida MSA	0.7%	19	22
Tattnall County Georgia	15.6%	4	5
Lake City Florida	6.3%	6	7
Southwest Georgia Market — Albany Metropolitan Statistic Area
The Southwest Georgia economy is historically based on manufacturing and agriculture, but it has become more service-oriented in the last two decades. Median household income and per capita income are below the state and national averages, reflecting the rural nature of the market and limited availability of high paying white collar and technical jobs. As of January 2010, the market area reported an unemployment rate of 11.8%, compared with the national average of 9.7%. Major employers in our market area include the Marine Corps Logistic Base, Phoebe Putney Memorial Hospital, Procter & Gamble, Teleperformance USA, Albany State University, Darton College, Palmyra Medical Centers, and Miller Brewing Company. During 2008, the area lost a major employer when Cooper Tire and Rubber Company announced they were closing their plant in Albany, eliminating 1,400 jobs. This market has a population of approximately 166,000. Population growth in this area has remained relatively flat, with a 5.2% growth from 2000 to 2009. Over the next five years, the population is expected to grow 2.6%.
Southeast Georgia Market — Tattnall County
The Tattnall County, Georgia market is largely based on agriculture. Median and household income are below the state and national averages. As of January 2010, the unemployment rate for the county was 11.1%. Major employers in the market include Fries Farms and Tattnall State Prison. This market has a population of approximately 24,000. Population growth in this area has remained relatively flat, with a 5.7% growth from 2000 to 2009. Over the next five years, the population is expected to grow 3.3%.

North Central Florida Market — Ocala Metropolitan Statistic Area
The Ocala market economy is a service based economy. The area is known for its world-class equestrian training facilities and its booming retirement communities. Median household income and per capita income are below the state and national averages. However, due to the large retirement populations, much more of the income is disposable in nature compared to other markets. Top employers in the area include Monroe Regional Medical Centers, Wal-Mart Stores, AT&T, Publix Supermarkets, Emergency One, Lockheed Martin, ClosetMaid and Central Florida Community College. During 2009, Taylor, Bean & Whitaker, a national mortgage company, closed, eliminating over 1,200 jobs. The unemployment rate was 15.4% as of January 2010. This market has a population of approximately 342,000, and has experienced growth of 32.0% from 2000 to 2009. Over the next five years, the population is expected to grow 12.9%.
North Central Florida Market — Lake City Metropolitan Statistic Area
The Lake City Florida market economy is service based. Median household income and per capita income are below the state and national averages. Top employers in the area include the Veterans Administration Medical Center, TIMCO and Sitel. The unemployment rate was 11.6% as of January 2010. This market has a population of approximately 69,000, and has experience growth of 22.4% from 2000 to 2009. Over the next five years, the population is expected to grow 9.2%
Expansion
In 2008, we invested approximately $1.0 million for 4.9% of the outstanding shares in Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia. This investment provides us with the opportunity to further expand outside of Southwest Georgia. In addition to our investment in Chattahoochee, we have participated in loans generated by Chattahoochee that exceed their legal lending limits. This structure has allowed us to generate loan volume and exposure to Northeast Georgia without incurring building and personnel costs. Our Chief Executive Officer, O. Leonard Dorminey, serves on Chattahoochee’s Board of Directors, Executive Committee and Loan Committee. As of December 31, 2009, we had $4.8 million in loans purchased from Chattahoochee. As of that date, we also had $2.5 million in fed funds purchased from Chattahoochee.
On December 4, 2009, we acquired substantially all of the assets and assumed substantially all of the liabilities of The Tattnall Bank (“Tattnall”) in a federally-assisted acquisition from the Federal Deposit Insurance Corporation (the “FDIC”). Tattnall operated two branch offices in the Southeast Georgia markets of Reidsville and Collins, in Tattnall County. We did not enter into a loss-sharing agreement with the FDIC on this transaction; however, our bid to acquire Tattnall included a discount payment from the FDIC totaling $15.0 million.
On December 31, 2009, we acquired certain assets and assumed certain liabilities of the Lake City, Florida, branch of Atlantic Coast Bank. We purchased only performing loans that met underwriting standards of the Company, after a due diligence review of the loans at this branch. We assumed substantially all the deposits of this branch.
On February 25, 2010, we announced that the Bank signed a definitive agreement to purchase five bank branches from The Park Avenue Bank (“PAB”). These branches are located in the Southeast Georgia markets of Statesboro (2), Hazlehurst and Baxley, and the Southwest Georgia market of Adel. We expect this transaction to be completed in the second quarter of 2010, subject to regulatory approval. Following is information on the four markets in which we are acquiring branches from PAB.
Southeast Georgia Market — Statesboro MSA
The Statesboro market is a service based economy. Median and household income are below the state and national averages. As of January 2010, the unemployment rate was 10.3%. Major employers in the area include Georgia Southern University, Briggs & Stratton Corp., East Georgia Regional Medical Center and Viracon Georgia, Inc. Statesboro is a regional retail hub for many small communities in Southeast Georgia. This market has a population of approximately 67,000. Population growth has been steady, growing 20.1% from 2000 — 2009, and is expected to grow by 8.5% over the next five years. A major driver of growth for this area has been Georgia Southern University, which has approximately 18,000 full-time students.
Southeast Georgia Market — Baxley — Appling County
The Baxley — Appling County market is a service based economy, with strong roots in manufacturing and agriculture. Median and household income are below the state and national averages. As of January 2010, the unemployment rate was 11.0%. Major employers in the area include Southern Nuclear Operating Co., Altamaha Homecare and Rayonier Wood Products. The market has a population of approximately 18,000. Population growth has been relatively flat, with a 3.2% growth rate from 2000 to 2009. The population is expected to grow 1.6% over the next five years.

Southeast Georgia Market — Hazlehurst — Jeff Davis County
The Hazlehurst — Jeff Davis County market is a service based economy, with strong roots in manufacturing and agriculture. Median and household income are below that state and national averages. As of January 2010, the unemployment rate was 14.9%. Major employers in the area include Propex Inc., McPherson Manufacturing Corp. and Beasley Forest Products. The market has a population of approximately 13,000. Population growth has been relatively flat, with growth of 4.3% from 2000 to 2009. The population is expected to grow 2.3% over the next five years.
Southwest Georgia Market — Adel — Cook County
The Adel — Cook County market is based primarily on agriculture and manufacturing. Median and household income are below the state and national averages. As of January 2010, the unemployment rate was 14.5%. Major employers in the area include BASF Sparks LLC, Jimmy Bullard and Sons, and J-M Manufacturing Co. The market has a population of approximately 17,000. Population growth has been relatively flat, with growth of 5.7% from 2000 to 2009. The population is expected to grow 2.2% over the next five years.
The following table sets forth PAB’s market share for the four markets in which we are acquiring their branches:

		Market
	Market	Share	Institutions in
Market Area	Share	Rank	Markets

Statesboro Georgia MSA	4.9%	6	9
Adel, GA	28.7%	2	5
Baxley, GA	15.4%	5	5
Hazlehurst, GA	29.1%	2	5
On March 17, 2010, the Company adopted a plan to reorganize from a two-tier mutual holding company to a full stock holding company and will undertake a “second-step” offering of shares of the holding company’s common stock. The conversion and offering is expected to be completed in the third quarter of 2010, subject to regulatory, stockholder and depositor approvals.
As part of the reorganization, HeritageBank of the South will become a wholly owned subsidiary of a to-be-formed stock corporation, Heritage Financial Group, Inc. Shares of the common stock of the Company, other than those held by Heritage, MHC, will be converted into shares of common stock in Heritage Financial Group, Inc., using an exchange ratio designed to preserve current percentage ownership interests. Shares owned by Heritage, MHC will be retired, and new shares representing that ownership will be offered and sold to the Bank’s eligible depositors, the Bank’s tax-qualified employee benefit plans and to members of the general public as set forth in the Plan of Conversion and Reorganization of Heritage, MHC.
The Plan of Conversion and Reorganization of Heritage MHC will be submitted to the Office of Thrift Supervision and the Georgia Department of Banking and Finance for regulatory approval. Upon receipt of regulatory approvals, the Company will seek approval from its stockholders and HeritageBank of the South depositors.
Competition
We face strong competition in originating commercial, real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other banks, credit unions and mortgage bankers. Other banks, credit unions and finance companies also provide vigorous competition in consumer and commercial lending.
We attract deposits through our branch office system. Competition for those deposits is principally from other banks and credit unions located in the same community, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.
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

Lending Activities
The following table presents information concerning the composition of the Bank’s loan portfolio in dollar amounts and in percentages (before deductions for allowances for losses) as of the dates indicated. Purchased loans have been excluded from the individual loan categories below because fair market value adjustment discounts of $7.2 million related to this pool of loans would distort the individual categories.

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
Real Estate
One- to four-family	$81,255	24.32%	$79,727	26.36%	$74,752	24.54%	$73,681	26.62%	$74,121	29.17%
Multi-family	11,650	3.49	10,719	3.54	12,297	4.04	16,913	6.11	15,918	6.26
Commercial	71,013	21.25	52,477	17.35	41,630	13.66	44,496	16.08	37,985	14.95
Farmland	9,013	2.70	5,744	1.90	4,818	1.58	2,642	0.95	—	—
Construction and Development	28,002	8.38	43,297	14.31	51,308	16.84	32,822	11.86	16,505	6.50

Total real estate loans	200,933	60.14	191,964	63.46	184,805	60.66	170,554	61.62	144,529	56.88

Other loans
Consumer loans:
Student	596	0.18	552	0.18	594	0.20	703	0.25	1,110	0.44
Automobile	26,698	7.99	39,753	13.14	47,718	15.66	46,331	16.74	50,137	19.73
Home equity	17,313	5.18	18,344	6.06	17,257	5.66	16,368	5.91	15,591	6.14
Other	7,687	2.30	9,037	2.99	9,377	3.08	8,812	3.19	9,058	3.56

Total consumer loans	52,294	15.65	67,686	22.37	74,946	24.60	72,214	26.09	75,896	29.87
Commercial business loans	45,785	13.70	42,838	14.17	44,922	14.74	34,008	12.29	33,686	13.26

Total other loans	98,079	29.35	110,524	36.54	119,868	39.34	106,222	38.38	109,582	43.12

	299,012	89.49	302,488	100.00	304,673	100.00	276,776	100.00	254,111	100.00
Purchased loans, net of fair market value adjustments	35,126	10.51	—	—	—	—	—	—	—	—

Total loans	334,138	100.00%	302,488	100.00%	304,673	100.00%	276,776	100.00%	254,111	100.00%

Less allowance for loan losses	6,060		4,951		4,416		4,076		3,618

	$328,078		$297,537		$300,257		$272,700		$250,493

The following table shows the composition of the Bank’s loan portfolio by fixed- and adjustable-rate at the dates indicated. Purchased loans have been excluded from the individual loan categories below because fair market value adjustment discounts of $7.2 million related to this pool of loans would distort the individual categories.

	December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed Rate Loans:
Real Estate
One- to four-family	$75,301	22.53%	$72,353	23.92%	$69,841	22.92%
Multi-family	6,197	1.86	5,210	1.72	7,178	2.36
Commercial	58,300	17.45	42,084	13.91	32,634	10.71
Farmland	4,789	1.44	2,174	0.72	3,337	1.10
Construction and development	8,634	2.58	8,426	2.79	13,903	4.56

Total real estate loans	153,221	45.86	130,247	43.06	126,893	41.65
Consumer	31,130	9.32	45,168	14.93	53,618	17.60
Commercial business	18,975	5.68	14,218	4.70	16,482	5.41

Total fixed-rate loans	203,326	60.86	189,633	62.69	196,993	64.66

Adjustable Rate Loans:
Real Estate
One- to four-family	5,954	1.79	7,374	2.44	4,911	1.61
Multi-family	5,453	1.63	5,509	1.82	5,119	1.68
Commercial	12,713	3.80	10,393	3.44	8,996	2.95
Farmland	4,224	1.26	3,569	1.18	1,481	0.49
Construction and development	19,368	5.80	34,871	11.53	37,405	12.28

Total real estate loans	47,712	14.28	61,716	20.41	57,912	19.01
Consumer	21,164	6.33	22,518	7.44	21,328	7.00
Commercial business	26,810	8.02	28,621	9.46	28,440	9.33

Total adjustable rate loans	95,686	28.63	112,855	37.31	107,680	35.34

	299,012	89.49	302,488	100.00	304,673	100.00
Purchased loans, net of fair market value adjustments	35,126	10.51	—	—	—	—

Total loans	334,138	100.00%	302,488	100.00%	304,673	100.00%

Less allowance for loan losses	6,060		4,951		4,416

Total loans, net	$328,078		$297,537		$300,257

The following schedule illustrates the contractual maturity of the Bank’s loan portfolio at December 31, 2009. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Tax exempt loans are shown at actual rates, not at tax-equivalent rates. This table excludes $35.1 million in purchased loans because fair market value adjustment discounts of $7.2 million related to this pool of loans would distort the individual categories.

Real Estate
One- to Four Family		Multi-family		Commercial		Farmland		Construction		Consumer		Commercial Business		Total
	Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average		Average		Average		Average		Average
Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
(Dollars in Thousands)
One year or less: (1)
$14,952	6.64%	$3,270	6.43%	$14,216	6.49%	$4,536	5.62%	$20,471	4.77%	$4,057	8.23%	$17,819	5.82%	$79,321	5.88%

One year through 5 years:
$39,606	6.62%	$8,380	5.28%	$47,835	6.07%	$4,477	5.39%	$5,942	5.99%	$30,351	7.80%	$23,174	5.88%	$159,765	6.45%

Five years and over:
$26,697	5.58%	$—	—%	$8,962	5.80%	$—	—%	$1,589	6.17%	$17,886	3.88%	$4,792	3.59%	$59,926	4.96%

Total:
$81,255		$11,650		$71,013		$9,013		$28,002		$52,294		$45,785		$299,012

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

Lending authority. The Bank has established lending limits for its officers. Lenders may make loans up to $250,000, based on the experience of the lender. The commercial managers may make and approve loans up to $500,000. The Chief Executive Officer of the Bank may approve loans up to $2.0 million, and the Senior Credit Officer may approve loans up to $2.0 million in conjunction with the commercial managers. The Chief Executive Officer and the Senior Credit Officer may jointly approve loans up to $3.0 million and the Executive Loan Committee may approve loans up to $5.0 million. Loans over these amounts or outside our general underwriting guidelines must be approved by the board of directors.
We are subject to the lending limit established under Georgia law for loans to one borrower and the borrower’s related entities. See “How We Are Regulated – HeritageBank of the South – Georgia Regulation.” Based on our capital level at December 31, 2009, the maximum amount under Georgia law that we could loan to any one borrower and the borrower’s related entities was $11.8 million for fully secured loans (including loans secured by real estate for which we have an independent appraisal) and $7.1 million for all other loans. Internally, we have set limits of $5.0 million for fully secured loans and $4.5 million for all other loans to any one borrower and the borrower’s related entities. These internal limits may be exceeded by approval of the board of directors.
Major loan customers. Our ten largest lending relationships are with commercial borrowers and total $53.6 million in the aggregate, or 16.0% of our $334.1 million loan portfolio at December 31, 2009. These relationships consist of $7.6 million for a finance company secured by accounts receivable and real estate in Southwest Georgia; $6.9 million to a specialty chemical business in Southwest Georgia; $6.6 million secured by real estate in North Central Florida; $5.7 million for the permanent financing of a hotel in North Central Florida; $5.3 million to a retail pharmacy business secured by inventory and real estate located primarily in Southwest Georgia; $5.0 million to a franchise restaurant chain with multiple locations in North Central Florida; $4.4 million to a franchise restaurant chain with multiple locations in North Central Florida; $4.1 million secured by residential rental property in Southwest Georgia; $4.0 million, of which $2.6 million is secured by multifamily property in Southwest Georgia and $1.4 million is secured primarily by residential rental real estate in Southwest Georgia; $4.0 million, of which $2.5 million is secured by residential real estate in Southwest Georgia and $1.5 million is secured by a mini-warehouse facility in Southwest Georgia.
As of December 31, 2009, all of these loans were performing as agreed and none were listed as classified assets.
For further information on credit quality, see the discussion under the headings “- Classified Assets” and “- Loan Delinquencies and Defaults” below and see also Management’s Discussion and Analysis contained in Item 7 of this 10-K.
One- to Four-Family Residential Real Estate Lending. We originate loans secured by first mortgages on one- to four-family residences in our lending area, and on occasion, outside our lending area for customers whose primary residences are within our lending area. The majority of these loans are originated by us and funded by other lenders. During 2002 and 2003, this type of lending increased because of increased demand for refinancing and our decision, in 2003, to originate more fixed-rate residential loans for our portfolio. In 2004, this loan demand decreased, primarily due to a decrease in refinancing activity, and we reduced the amount of mortgage loans originated for our portfolio, though we continued to originate loans for funding by another lender. In 2005, we ceased originating 15- and 30- year one- to four-family residential loans for our own portfolio. At December 31, 2009, we had $81.3 million, or 24.3% of our loan portfolio in one- to four-family residential loans. Of these, $75.3 million were fixed-rate loans and $6.0 million were adjustable rate loans.
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
Adjustable-rate mortgage, or ARM, loans are generally offered with annual repricing with a maximum annual rate change of 1% and maximum overall rate change of 4%. We use a variety of indices to reprice our ARM loans. Our ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment of the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. Our ARM loans are written using generally accepted underwriting guidelines. ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. We do not offer teaser rates on adjustable-rate mortgage loans.

We no longer originate one- to four-family loans that are assumable. However, our portfolio does contain one- to four-family loans that are assumable, subject to our approval, and may contain prepayment penalties. Due to current market conditions and rapidly changing underwriting criteria required by investors, including the Federal Home Loan Bank, Fannie Mae and Freddie Mac, these loans may not be readily sellable to Freddie Mac, Fannie Mae, or other private investors. Our real estate loans contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the collateral.
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
Commercial and Multi-Family Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, retail establishments, hotels, motels, warehouses and small office buildings located in our market areas. At December 31, 2009, commercial real estate and multi-family loans totaled $71.0 million and $11.7 million or 21.3% and 3.5%, respectively, of our gross loan portfolio.
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
Construction and Development Lending. Our construction loan portfolio consists of loans for the construction of one- to four-family residences, multi-family residences and commercial properties. Construction lending generally affords us an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, construction loans are generally made with adjustable rates of interest for six- to nine-month terms, with interest-only payments due during the construction period. At December 31, 2009, we had $28.0 million in construction loans outstanding, representing 8.4% of our gross loan portfolio and consisting of $2.4 million in construction loans for one- to four-family residences, $3.5 million for commercial properties being constructed and $22.1 million in acquisition and development loans to builders, developers and individuals, for the development of lots for future residential and commercial construction.
Construction loans also involve additional risks because funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan-to-value ratios. We fund our construction loans based on percentage of completion as determined by physical property inspections. Acquisition and development loans are required to be paid down as lots are sold, though on an accelerated basis so that we are repaid before all the lots are sold. See also the discussion under the headings “- Classified Assets” and “- Loan Delinquencies and Defaults”.

Commercial Business Lending. At December 31, 2009, commercial business loans totaled $45.8 million or 13.7% of our gross loan portfolio. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than traditional single family loans.
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
Consumer Lending. We offer a variety of secured consumer loans, including home equity lines of credit, new and used auto loans, boat and recreational vehicle loans, and loans secured by deposit accounts. We also offer a limited amount of unsecured loans. We originate our consumer loans primarily in our market areas. At December 31, 2009, our consumer loan portfolio totaled $52.3 million, or 15.7% of our gross loan portfolio.
Our home equity lines of credit totaled $17.3 million, and accounted for 5.2% of our gross loan portfolio at December 31, 2009. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. Home equity lines of credit generally have a 15-year draw period and require the payment of 1.5% of the outstanding loan balance per month during the draw period, which may be reborrowed at any time during the draw period. We also offer a 15-year home equity line of credit that requires interest-only payments for the first five years, then fully amortizing payments over the remaining 10 years of the loan. At December 31, 2009, unfunded commitments on home equity lines of credit totaled $12.3 million. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.
We originate auto loans on a direct basis and very limited on an indirect basis. Prior to 2008, we were very active in indirect auto lending. However, as we tightened our lending standards on indirect auto loans, we saw dramatic decreases in indirect auto loan production. Going forward, we do not expect indirect lending to be a significant part of our business, and we expect this portfolio to continue to decline as loans pay off. Auto loans totaled $26.7 million at December 31, 2009, or 8.0% of our gross loan portfolio, of which $10.2 million was direct loans and $16.5 million was indirect loans. Auto loans may be written for up to six years and usually have fixed rates of interest. Loan-to-value ratios are up to 100% of the sales price for new autos and 100% of retail value on autos, based on valuation from official used car guides.
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

Loan Originations, Purchases, Sales, Repayments and Servicing
We originate one- to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers. Walk-in customers and referrals from existing customers are also important sources of loan originations. Since our conversion to a federal thrift in 2001, we have been able to expand our target market to include individuals who were not members of the credit union and have increased the number and amount of commercial real estate and commercial business loan originations. Loan origination fees earned totaled $557,000, $746,000 and $695,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by competition and the interest rate environment. Loans and participations purchased must conform to our underwriting guidelines. Furthermore, during the past few years, we, like many other financial institutions, experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions, including ours, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.
We have agreements with mortgage lenders, pursuant to which we originate residential mortgage loans for these lenders in accordance with their policies, terms and conditions and forward the loan package to those lenders for funding. We charge the borrower an origination fee for processing the borrower’s application in accordance with the lender’s specifications. We also may earn a premium on these loans based on the difference between the rate on the loan and the lock-in rate accepted by the lender. During 2009, we originated $28.5 million of mortgage loans for these lenders and generated approximately $345,000 of loan origination fees on these loans.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees for late payments totaled $283,000, $288,000 and $264,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
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

Delinquent Loans. The table below sets forth the amounts and categories of delinquent loans that were still accruing interest at December 31, 2009:

	Thirty to	Sixty to	Total thirty days
	fifty-nine days	ninety days	or more delinquent

Delinquent Loans:
One- to four-family	$921	$374	$1,295
Multi-family	—	—	—
Commercial real estate	118	—	118
Farmland	6	—	6
Construction and development	834	—	834
Consumer	450	92	542
Commercial business	350	102	452

Total	$2,679	$568	$3,247

Total as a percentage of total loans	0.80%	0.17%	0.97%
Nonperforming Assets. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. At all dates presented, we had no accruing loans more than 90 days delinquent. At December 31, 2009, we had troubled debt restructurings totaling $5.4 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Included below in nonaccruing loans at December 31, 2009, are troubled debt restructurings of $2.1 million. In addition, at that date we had troubled debt restructurings totaling $3.2 million which were performing in accordance with their modified terms, and are not included in nonaccruing loans. For all other dates presented, we had no troubled debt restructurings. Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Nonaccruing Loans:
One- to four-family	$1,505	$689	$373	$—	$102
Multi-family	122	—	—	—	—
Commercial real estate	236	988	35	—	241
Construction and development	2,863	4,882	2,357	61	—
Consumer	489	575	447	197	524
Commercial business	3,248	147	—	—	—

Total	8,463	7,281	3,212	258	867

Foreclosed Assets:
One- to four-family	583	115	—	—	44
Multi-family	—	—	—	—	—
Commercial real estate	362	284	287	306	—
Construction and development	794	1,666	—	—	—
Consumer	56	55	78	16	15
Commercial business	—	—	—	—	—

Total	1,795	2,120	365	322	59

Total nonperforming assets	$10,258	$9,401	$3,577	$580	$929

Total as a percentage of total assets	1.79%	1.87%	0.76%	0.14%	0.25%

As of December 31, 2009, the increased level of nonperforming assets is attributable primarily to our commercial lending activities. Commercial and consumer loans generally involve significantly greater credit risks than single-family residential lending. For a discussion of significant nonperforming assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this 10-K.
For the year ended December 31, 2009, there was approximately $610,000 of gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms. No significant amount was included in interest income on these loans for this period.
Other Loans of Concern. In addition to the nonperforming assets set forth in the table above, as of December 31, 2009, there was also an aggregate of $22.5 million of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses.
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
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2009, we had $25.8 million of our assets internally classified, of which $24.0 million is classified as substandard, none is classified as doubtful or loss, and $1.8 million is in other real estate and repossessions. The total amount classified represented 46.6% of our equity capital and 5.1% of our assets at December 31, 2009.
Provision for Loan Losses. We recorded a provision for loan losses for the year ended December 31, 2009 of $7.5 million, compared to $3.4 million for the year ended December 31, 2008. The provision for loan losses is charged to income to provide adequate allowance for loan losses to reflect probable incurred losses based on the factors discussed below under “— Allowance for Loan Losses.” The provision for loan losses for the year ended December 31, 2009 was based on management’s review of such factors which indicated that the allowance for loan losses reflected probable incurred losses in the loan portfolio as of the year ended December 31, 2009. For a more detailed analysis of the increased provision for loan losses in 2009, see “Provision for Loan Losses” included in Item 7 of this 10-K.
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

At December 31, 2009, our allowance for loan losses was $6.1 million or 1.81% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolios. The allowance is discussed further in Notes 1 and 4 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this 10-K.
The following table sets forth an analysis of our allowance for loan losses.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Balance at beginning of period	$4,951	$4,416	$4,076	$3,618	$2,965

Charge-offs:
One- to four-family	494	81	55	—	27
Multi-family	—	—	—	—	—
Commercial real estate	25	773	29	—	—
Construction and development	3,100	1,414	435	31	—
Consumer	664	687	398	368	567
Commercial business	2,338	47	116	—	—

	6,621	3,002	1,033	399	594

Recoveries:
One- to four-family	—	—	—	—	8
Multi-family	—	—	—	—	—
Commercial real estate	—	4	—	—	—
Construction and development	—	2	—	—	—
Consumer	180	161	195	162	224
Commercial business	50	20	—	—	—

	230	187	195	162	232

Net charge-offs	6,391	2,815	838	237	362

Provision charged to operations	7,500	3,350	1,178	695	1,015

Balance at end of period	$6,060	$4,951	$4,416	$4,076	$3,618

Ratio of net charge-offs during the period to average loans outstanding during period	2.13%	1.58%	0.29%	0.09%	0.24%

Ratio of net charge-offs during the period to average nonperforming assets	65.54%	58.51%	36.12%	29.28%	43.46%

Allowance as a percentage of nonperforming loans	71.61%	67.99%	137.49%	1,582.00%	473.18%

Allowance as a percentage of total loans (end of period)	1.81%	1.64%	1.45%	1.47%	1.42%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2009			2008			2007			2006
	(Dollars in Thousands)
			Percent			Percent			Percent			Percent
			of Loans			of Loans			of Loans			of Loans
		Loan	in Each		Loan	in Each		Loan	in Each		Loan	in Each
	Amount of	Amounts	Category	Amount of	Amounts	Category	Amount of	Amounts	Category	Amount of	Amounts	Category
	Loan Loss	By	to Total	Loan Loss	By	to Total	Loan Loss	By	to Total	Loan Loss	By	to Total
	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans
Secured by one-to four- family residential real estate	$1,422	81,255	24.32%	$637	$79,727	26.36%	$553	$74,752	24.54%	$875	$73,681	26.62%

Secured by multi- family residential real estate	75	11,650	3.49	69	10,719	3.54	123	12,297	4.04	177	16,913	6.11

Secured by commercial real estate	979	71,013	21.25	874	52,477	17.35	847	41,630	13.66	925	44,496	16.08

Construction and development	1,419	28,002	8.38	1,275	43,297	14.31	1,616	51,308	16.84	471	32,822	11.86

Farmland	122	9,013	2.70	72	5,744	1.90	42	4,818	1.58	32	2,642	0.95

Consumer	850	52,294	15.65	890	67,686	22.37	740	74,946	24.60	791	72,214	26.09

Commercial business	1,193	45,785	13.70	1,134	42,838	14.17	495	44,922	14.74	805	34,008	12.29

Unallocated	—	—		—	—	—	—	—	—	—	—	—

Purchased loans net of fair market value adjustments	—	35,126	10.51	—	—	—	—	—	—	—	—	—

Total	$6,060	334,138	100.00%	$4,951	$302,488	100.00%	$4,416	$304,673	100.00%	$4,076	$276,776	100.00%

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
Our investment securities currently consist of mortgage-backed securities, federal agency securities, preferred stocks, state and local government securities and corporate debt securities. See Note 3 of the Notes to Consolidated Financial Statements.
As a member of the Federal Home Loan Bank of Atlanta, we had $3.2 million in stock of the Federal Home Loan Bank of Atlanta at December 31, 2009. We maintain the minimum amount of stock the Federal Home Loan Bank of Atlanta allows based on our level of borrowings. For the year ended December 31, 2009, we received $10,000 in dividends from the Federal Home Loan Bank of Atlanta.
The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. Our securities portfolio at December 31, 2009, did not contain securities of any single issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2009		2008		2007
	Carrying	% of	Carrying	% of	Carrying	% of
	Value	Total	Value	Total	Value	Total
			(Dollars in Thousands)
Securities available for sale:
U. S. Government sponsored agency securities (GSE’s)	$30,462	25.27%	$21,165	18.22%	$14,996	13.90%
Corporate debt securities	1,910	1.58	1,789	1.54	3,854	3.57
GSE residential mortgage-backed securities	54,537	45.26	60,927	52.46	55,354	51.32
Private label residential mortgage-backed securities	3,874	3.21	4,481	3.86	245	0.23
State and municipal securities	29,123	24.16	27,511	23.69	31,878	29.55
Equity and other	621	0.52	268	0.23	1,540	1.43

	$120,527	100.00%	$116,141	100.00%	$107,867	100.00%

Other earning assets:
Interest-bearing deposits with banks	$43,236	74.76%	746	2.18%	$380	2.13%
Federal funds sold	11,340	19.61	30,254	88.50	14,505	81.24
FHLB stock	3,253	5.63	3,186	9.32	2,970	16.63

	$57,829	100.00%	$34,186	100.00%	$17,855	100.00%

For further information on the ratings of these securities, see Note 3 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this 10-K.

The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock, as of December 31, 2009 are indicated in the following table. Yields on tax exempt obligations have been computed on a tax equivalent basis.

	Less than One Year		One to Five Years		Over Five to Ten Years		Over Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
					(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency securities	$—	—%	$—	—%	$27,960	4.54%	$2,611	4.12%	$30,571	4.50%	$30,462
Corporate debt securities	—	—	2,179	6.55	—	—	—	—	2,179	6.55	1,910
GSE mortgage- backed securities	—	—	—	—	15,988	3.96	38,103	3.23	54,091	3.45	54,537
Private label mortgage-backed securities	—	—	—	—	—	—	3,859	5.01	3,859	5.01	3,874
State and municipal	—	—	2,759	5.20	15,484	5.50	11,900	5.94	30,143	5.67	29,123
Equity and other	317	3.50	—	—	—	—	435	5.84	752	4.86	621

Total investment securities	$317	3.50%	$4,938	5.80%	$59,432	4.65%	$56,908	3.98%	$121,595	4.38%	$120,527

Sources of Funds
General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.
Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings and checking accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits primarily in our market areas and rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. In addition, we solicit brokered deposits when terms and rates are more favorable than those in the markets we serve. At December 31, 2009, we had $25.0 million in brokered deposits, of which $11.6 million were money market deposits from a broker/dealer, and $13.4 million were in certificates of deposit in the Certificate of Deposit Account Registry Service (“CDARS”).
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
Under regulations of the Board of Governors of the Federal Reserve System, we are required to maintain noninterest bearing reserves at specified levels against our transaction accounts, primarily checking and NOW accounts. At December 31, 2009, the Bank was in compliance with these Federal Reserve requirements and, as a result, would have been deemed to be in compliance with a similar reserve requirement under Georgia law.

The following tables set forth the average dollar amount of deposits in the various types of interest-bearing deposit programs we offered during the years indicated and the average rate paid on these accounts.

	December 31,
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
			(Dollars in Thousands)
Interest bearing deposits:

Interest bearing demand	$50,679	1.05%	$43,102	1.12%	$37,217	0.99%
Savings and money market accounts	122,453	1.27	95,822	1.45	119,544	2.85
Retail time deposits	122,332	3.10	126,120	4.18	128,162	4.92
Wholesale time deposits	17,981	3.32	43,215	4.35	14,466	5.37

Total interest bearing deposits	$303,445	2.09%	$308,259	2.93%	$299,389	3.63%

Time deposits:

	Maturity as of December 31, 2009
	3-Months	Over 3-6	Over 6-12	Over 12
	or Less	Months	Months	Months	Total
			(In Thousands)
Time deposits of less than $100,000	$32,626	$18,114	$24,148	$21,268	$96,156
Time deposits of $100,000 or more	27,227	10,014	23,327	18,225	78,793

Total time deposits	$59,854	$28,128	$47,475	$39,493	$174,949

Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Since converting from a credit union in 2001, our borrowings have consisted of advances from the Federal Home Loan Bank of Atlanta, federal funds purchased and securities sold under repurchase agreements. See Note 11 and Note 12 of the Notes to Consolidated Financial Statements.
We may obtain advances from the Federal Home Loan Bank of Atlanta upon the security of certain of our mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. At December 31, 2009, we had $42.5 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $27.6 million from the Federal Home Loan Bank of Atlanta.
We have the ability to borrow from securities broker-dealers and customers by pledging investments. These arrangements are known as securities sold under repurchase agreements. These borrowings can be done on an overnight, short-term or long-term basis. As of December 31, 2009, we had $30.0 million borrowed under long-term agreements with broker-dealers and $310,000 borrowed under overnight agreements with customers.
We also have the ability to borrow up to $20.0 million from correspondent banks, pursuant to renewable lines of credit. In addition, we also borrow from Chattahoochee Bank of Georgia (“Chattahoochee”) on an overnight basis, depending on their liquidity needs. At December 31, 2009, we had federal funds purchased from Chattahoochee of $2.5 million.
The Bank is authorized to borrow from the Federal Reserve Bank of Atlanta’s “discount window” after it has exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings.

The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
Maximum Balance
Federal Home Loan Bank advances	$52,500	$88,000	$50,000

Average Balance
Federal Home Loan Bank advances	$47,268	$60,800	$44,521

Average interest rate paid during the year	3.87%	4.09%	4.56%

End of Year Balance
Federal Home Loan Bank advances	$42,500	$52,500	$50,000

Weighted average interest rate of Federal Home
Loan Bank advances	3.68%	3.96%	4.67%

The following table sets forth the maximum month-end balance and average balance of federal funds purchased and securities sold under repurchase agreements for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
Maximum Balance
Federal funds purchased and securities sold under repurchase agreements	$53,279	$41,497	$17,823

Average Balance
Federal funds purchased and securities sold under repurchase agreements	$40,112	$32,504	$11,525

Average interest rate paid during the year	1.23%	2.95%	4.96%

End of Year Balance
Federal funds purchased and securities sold under repurchase agreements	$32,843	$41,497	$15,288

Weighted average interest rate of Federal funds purchased and securities sold under repurchase agreements	1.08%	1.91%	4.67%

Subsidiary and Other Activities
The Bank is engaged in the sale of securities and insurance products to customers through an agreement with a third-party broker-dealer, at a location separate from any of our deposit-taking facilities. During the year ended December 31, 2009, we earned $914,000 in gross fees and commissions from this activity. This activity is conducted in accordance with applicable provisions of federal and state insurance and securities laws.
The Bank does not currently have any active subsidiaries.

How We Are Regulated
Set forth below is a brief description of certain laws and regulations that are applicable to the Company, the Bank and MHC. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.
Legislation is introduced from time to time in the United States Congress and Georgia General Assembly that may affect our operations. In addition, the regulations governing the Company, the Bank and MHC may be amended from time to time by the Georgia Department of Banking and Finance, the FDIC, the Office of Thrift Supervision or the SEC, as appropriate. Any such legislative or regulatory changes in the future could adversely affect our operations and financial condition. No assurance can be given as to whether or in what form any such changes may occur.
The Georgia Department of Banking and Finance, the FDIC, and the Office of Thrift Supervision, as appropriate, have extensive enforcement authority over the Company, the Bank and MHC. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the FDIC. Except under certain circumstances, public disclosure of formal enforcement actions by the FDIC and Office of Thrift Supervision is required by law.
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
Georgia Regulation. The Bank is subject to extensive regulation and supervision by the Georgia Department of Banking and Finance. The Georgia Department of Banking and Finance regularly examines the Bank, often jointly with the FDIC. As a Georgia savings bank, we are required to have no more than 50% of our assets in commercial real estate and business loans. We are in compliance with this requirement. Our lending and investment authority and other activities are governed by Georgia law and regulations and policies of the Georgia Department of Banking and Finance. We are subject to a statutory lending limit for aggregate loans to one person or a group of persons combined because of certain common interests. That limit is 15% of our statutory capital base, except for loans fully secured by good collateral or ample security, which includes real estate with an independent appraisal, in which case that limit is increased to 25%. Our statutory capital base consists of our stock, paid-in-capital and surplus, capital debt and appropriated retained earnings, which is that portion of our retained earnings designated by the board of directors as not available for dividends, reduced by intangible assets. We have not appropriated any retained earnings. Our lending limit to a single borrower under Georgia law as of December 31, 2009 was $11.8 million secured and $7.2 million unsecured. We have no loans in excess of our lending limit. Georgia law also limits our ability to invest in real estate, including a limit on fixed assets of 60% of our statutory capital base, except for temporary grants of authority to exceed that limit granted by the Department of Banking and Finance. We are in compliance with limitations on our fixed assets as of December 31, 2009.

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

The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the Unites States Government. Through December 31, 2013, the basic deposit insurance is $250,000 instead of the $100,000 limit that had been in effect prior to October 31, 2008.

As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2009 were $820,000. Those premiums are expected to increase in 2010 due to recent strains of the FDIC deposit insurance fund due to the cost of large bank failures and the increase in the number of troubled banks.

The FDIC also provides unlimited deposit insurance for noninterest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into noninterest-bearing savings accounts at institutions that opt into this enhanced deposit insurance coverage. Due to the low level of balances we had that qualified for this enhanced coverage, we opted out of this coverage, and therefore, effective January 1, 2010, our customers no longer qualified for this coverage.

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution base on annualized rates for one of four risk categories applied to its deposits subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the deposit insurance fund. Under the FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessments rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. Rates increase uniformly by 3 basis points effective January 1, 2011.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposes a special assessment of 5 basis points on the amount each depository institution’s assets reduced by the amount of its Tier 1 capital (no to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

As a result of the decline in the reserve ratio (the ratio of the net worth of the deposit insurance fund to estimated insured deposits) and concerns about the expected failure costs and available liquid assets in the deposit insurance fund, the FDIC required each insured institution to prepay on December 30, 2009, the estimated amount of its quarterly assessment for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which is due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculation the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are base on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on January 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.

The FDIC estimates that the reserve ratio will reach the designated reserve ratio of 1.15% by 2017 as required by statute.

The FDIC also may prohibit any FDIC-insured institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund. The FDIC also has the authority to initiate enforcement actions against the Bank and may terminate our deposit insurance it if determines we have engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
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
Regulation by the Office of Thrift Supervision. The Company and MHC are subject to regulation, supervision and examination by the Office of Thrift Supervision. Under regulations of the Office of Thrift Supervision, MHC must own a majority of outstanding shares of the Company. Applicable federal law and regulations limit the activities of the Company and MHC and require the approval of the Office of Thrift Supervision for any acquisition or divestiture of a subsidiary, including another financial institution or holding company thereof.

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

Under federal law, if the Bank fails the qualified thrift lender test, the Company and MHC must obtain the approval of the Office of Thrift Supervision prior to continuing, directly or through other subsidiaries, any business activity other than those approved for multiple savings association holding companies or their subsidiaries. In addition, within one year of such failure, MHC and the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The qualified thrift lender test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2009, the Bank met the test.

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
The capital standards require Tier 1 capital equal to at least 3.0% of total assets for the strongest institutions with the highest examination rating and 4.0% of total assets for all other institutions, unless the FDIC requires a higher level based on the particular circumstances or risk profile of the institution. Tier 1 capital generally consists of equity capital, with certain adjustments, including deducting most intangibles. At December 31, 2009, the Bank had $1.6 million in intangibles included in Tier 1 capital. At December 31, 2009, the Bank had Tier 1 capital equal to $55.1 million, or 11.2% of total average assets, which is $35.4 million above the minimum requirement of 4.0%.
The FDIC also requires the Bank to have Tier 1 capital of at least 4.0% of risk weighted-assets and total capital of at least 8.0% of risk-weighted assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. Total capital consists of Tier 1 capital, as defined above, and Tier 2 capital, which consists of certain permanent and maturing capital instruments that do not qualify as Tier 1 capital and of the allowance for possible loan and lease losses up to a maximum of 1.25% of risk-weighted assets. Tier 2 capital may be used to satisfy these risk-based requirements only to the extent of Tier 1 capital. At December 31, 2009, the Bank had $388.3 million in risk-weighted assets, $60.0 million in Tier 2 capital and $55.1 million in total capital. The FDIC is authorized to require the Bank to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities. On December 31, 2009, the Bank had Tier 1 capital of 14.2% of risk-weighted assets and Tier 2 capital of 15.5% of risk-weighted assets. These amounts were $39.6 million and $28.9 million, respectively, above the 4.0% and 8.0% requirement.
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
Institutions with at least a 4% leverage capital ratio, a 4% Tier 1 risked-based capital ratio and an 8.0% total risk-based capital ratio are considered “adequately-capitalized.” An institution is deemed “well-capitalized” institution if it has at least a 5% leverage capital ratio, a 6% Tier 1 risked-based capital ratio and an 10.0% total risk-based capital ratio. At December 31, 2009, the Bank was considered a “well-capitalized” institution.
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
In 2008 and 2009, the Bank requested and received approval from the Georgia Department of Banking and Finance to pay dividends in excess of 50% of last calendar year’s net income. Dividends paid by the Bank to the Company were $1.6 million in 2008 and $1.0 million in 2009.
In addition, MHC may elect to waive its pro rata portion of a dividend declared and paid by the Company after filing a notice with and receiving no objection from the Office of Thrift Supervision. During 2009, MHC waived its dividends. We anticipate that MHC, subject to its own need for capital and funds, will waive dividends paid by the Company. The interests of other stockholders of the Company who receive dividends are not diluted by any waiver of dividends by MHC in the event of a full stock conversion.
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

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2009, the Bank had no net operating loss carryforwards for federal income tax purposes.

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
The Company and the Bank also are subject to Georgia business occupation taxes computed on gross receipts after deducting exempt income and interest paid on deposits and other liabilities. The tax rates assessed vary from one municipality to another. The total occupation taxes paid in 2009 amounted to $131,000.
Employees
At December 31, 2009, we had a total of 134 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 1A. Risk Factors
Not required.
Item 1B. Unresolved Staff Comments
None.
Item 2. Description of Properties
At December 31, 2009, we had eight full-service offices owned by the Bank. In addition, we operate 2 full-service offices in Reidsville and Collins, Georgia, that we acquired in our FDIC assisted purchase of the Tattnall Bank in December of 2009. During the first quarter of 2010, we purchased those two branch buildings from the FDIC. We also own a piece of commercial property in Lee County, Georgia, on which we plan to construct a branch office in 2010. We have one leased facility in the North Central Florida market that served as our first office in that market. We no longer operate a full-service branch in this location, but still maintain an automated teller machine at the location. At December 31, 2009, one of our branch locations was held for sale. We operate a full service branch at this location; however, we have excess office space at this location that we no longer use. When this location is sold, we plan to leaseback the portion of the building needed for our branch, or relocate by purchasing or leasing in the area. For more information on our fixed assets, see Note 6 to the Notes to Consolidated Financial Statements.
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
Item 4. (Removed and Reserved)

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Market and Dividend Information
Our common stock is traded on the NASDAQ Global Market under the symbol HBOS. As of March 26, 2010, the Company estimates that it had approximately 1,500 stockholders, including approximately 700 beneficial owners holding shares in nominee or “street” name. The following table sets forth the high and low common stock prices in 2009 and 2008 based on the daily closing price for the time period indicated as quoted on the NASDAQ Global Market.

			Dividends
			Paid
	High	Low	Per Share
2009
First quarter (01/01/2009 — 03/31/2009)	$9.00	$5.08	$0.08
Second quarter (04/01/2009 — 06/30/2009)	10.03	6.25	0.08
Third quarter (07/01/2009 — 09/30/2009)	10.79	7.77	0.08
Fourth quarter (10/1/2009 — 12/31/2009)	8.84	6.63	0.08
2008
First quarter (01/01/2008 — 03/31/2008)	$12.99	$10.86	$0.07
Second quarter (04/01/2008 — 06/30/2008)	12.50	11.00	0.07
Third quarter (07/01/2008 — 09/30/2008)	12.00	8.15	0.07
Fourth quarter (10/01/2008 — 12/31/2008)	11.00	8.25	0.07
The Board of Directors of the Company commenced cash dividend payments to stockholders on October 24, 2005. The initial quarterly dividend rate was set at $0.05 per common share. Starting in 2007, the Company has raised its quarterly dividend $0.01 per common share each year. In January 2010, the Company raised its quarterly dividend to $0.09 per share. MHC, which owns 76% of the Company’s common shares, waived its right to receive cash dividends in 2005, 2006, 2008 and 2009. During 2007, MHC waived dividends on all but $42,900, which it needed for regulatory fees and operating expenses. Our cash dividend policy is continually reviewed by management and the Board of Directors. The Company intends to continue its policy of paying quarterly dividends; however, these payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Company’s financial condition, results of operations and the Bank’s ability to pay dividends to the Company. The Company relies significantly upon such dividends from the Bank for payment of cash dividends to the stockholders. For information regarding restrictions on the payment of dividends by the Bank to the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” in this Annual Report. See also Note 19 of Notes to Consolidated Financial Statements.

The Company adopted an equity incentive plan providing for the issuance of stock options, restricted stock and stock appreciation rights. This plan was approved and became effective on May 17, 2006. The following table includes certain information with respect to awards under this equity incentive plan as of December 31, 2009:

	Number of		Number of
	securities		securities
	to be issued	Weighted	remaining
	upon	average	available for
	exercise of	exercise price	future
	outstanding	of outstanding	issuance
	options,	options,	under equity
	warrants	warrants and	compensation
	and rights	rights	plans
Equity compensation plans approved by security holders	497,555	$12.48	43,506
Equity compensation plans not approved by security holders	—	—	—

Total	497,555	$12.48	43,506

Information on the shares purchased during the fourth quarter of 2009 is as follows:

			Number of	Maximum
			Shares	Number of
			Purchased as	Shares That
			Part of	May Yet be
	Total		Publicly	Purchased
	Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
	Purchased	Paid Per Share	Programs	Programs
October	—	$—	—	186,974
November	13,000	7.03	13,000	173,974
December	—	—	—	173,974

Total	13,000	$7.03	13,000	173,974

On December 16, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares, or approximately 10% of its then outstanding publicly held shares of common stock. This program was set to expire in December 2009. On December 19, 2009, the Company extended this repurchase authorization until December 2010. As of March 31, 2010, the Company has purchased 76,026 shares at a weighted average price of $8.33 per share for a total of $633,000 under this plan. As of March 31, 2010, the Company had 173,974 remaining shares that may be purchased under the current authorization. The repurchases may be made from time to time in open-market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions.

Item 6. Selected Financial Data
Selected Consolidated Financial Information

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Financial Condition Data:

Total assets	$571,948	$502,058	$468,672	$413,330	$363,797
Loans, net	328,079	297,537	300,257	272,700	250,493
Securities available for sale, at fair value:
U.S. government and agency securities	30,462	21,165	14,996	29,439	14,044
Corporate debt securities	1,910	1,789	3,854	4,106	3,786
Mortgage-backed securities	58,411	65,408	55,598	28,044	31,098
State and municipal	29,123	27,511	31,878	16,316	6,869
Equity and other investments	621	268	1,540	6,667	9,069
Federal Home Loan Bank stock, at cost	3,253	3,186	2,970	2,499	2,927
Other equity securities, at cost	1,010	1,010	—	—	—
Deposits	426,607	338,546	330,629	299,189	238,640
Federal Home Loan Bank advances	42,500	52,500	50,000	40,000	50,000
Federal funds purchased and securities sold under repurchase agreements	32,843	41,497	15,288	5,531	237
Total equity	60,817	62,213	65,592	62,808	68,983

Selected Operations Data:

Total interest income	$23,401	$27,195	$27,997	$22,609	$19,243
Total interest expense	8,794	12,494	13,462	8,377	5,935

Net interest income	14,607	14,701	14,535	14,232	13,308
Provision for loan losses	7,500	3,350	1,178	695	1,014

Net interest income after provision for loan losses	7,107	11,351	13,357	13,537	12,294

Fees and service charges	4,953	5,245	5,129	4,121	3,836
Impairment loss on securities	—	(3,119)	—	—	—
Gain (loss) on sales of investment securities	909	235	(355)	(59)	(5)
Other noninterest income	1,925	2,227	1,916	1,548	1,504

Total noninterest income	7,787	4,588	6,690	5,610	5,335
Total noninterest expense	18,271	17,429	17,976	16,060	13,584

Income before tax (benefit) and extraordinary items	(3,377)	(1,490)	2,071	3,086	4,045
Income tax provision (benefit)	(1,724)	(1,228)	(850)	732	1,095

Net income (loss)	$(1,653)	$(262)	$2,921	$2,354	$2,950

	Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	(0.34%)	(0.05%)	0.66%	0.63%	0.83%
Return on average equity	(2.62%)	(0.41%)	4.55%	3.44%	5.18%
Dividend payout ratio	(43.62%)	(299.94%)	26.12%	28.64%	16.13%
Net interest spread	3.31%	3.16%	3.22%	3.50%	3.86%
Net interest margin	3.49%	3.45%	3.70%	4.19%	4.15%
Operating expense to average total assets	3.72%	3.55%	4.05%	4.29%	3.81%
Average interest-earning assets to average interest-bearing liabilities	108.97%	110.34%	114.66%	116.64%	115.95%
Efficiency ratio	81.59%	90.36%	84.69%	80.94%	72.86%

Asset Quality Ratios:
Nonperforming assets to total assets at end of period	1.81%	1.87%	0.76%	0.14%	0.25%
Nonperforming loans to total loans	2.53%	2.41%	1.05%	0.09%	0.33%
Allowance for loan losses to nonperforming loans	71.61%	67.99%	137.49%	1,582.00%	473.18%
Allowance for loans losses to net loans	1.81%	1.64%	1.45%	1.47%	1.44%
Net charge offs to average loans outstanding	2.13%	1.58%	0.29%	0.09%	0.15%

Capital Ratios:
Equity to total assets at end of period	10.63%	12.39%	14.00%	15.22%	18.96%
Average equity to average assets	12.84%	13.05%	14.47%	18.29%	15.98%

Common Share Data and Other Ratios:
Gross shares outstanding at year end	11,454,344	11,452,344	11,443,723	11,449,155	11,241,250
Less treasury stock	1,055,084	993,498	615,934	555,138	—

Net shares outstanding at year end	10,399,260	10,458,846	10,827,789	10,894,017	11,241,250
Shares owned by Heritage, MHC	7,868,875	7,868,875	7,868,875	7,868,875	7,868,875
Public shares outstanding	2,530,385	2,589,971	2,958,914	3,025,142	3,372,375

Unearned ESOP shares	242,385	286,455	330,525	374,595	418,665

MHC Ownership	76%	75%	73%	72%	70%
Public Ownership	24%	25%	27%	28%	30%

Book value per share	5.99	6.12	6.25	5.97	6.37
Tangible book value per share	5.83	6.02	6.15	5.88	6.37

Other Data:
Number of full-service offices	10	8	7	7	6

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Heritage Financial Group is the parent holding company of HeritageBank of the South. The Company is in a mutual holding company structure and 76% of its outstanding common stock is owned by Heritage, MHC, a federal mutual holding company.
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
The Company completed an initial public stock offering on June 29, 2005. We sold 3,372,375 shares of common stock in that offering at $10.00 per share. The Company’s employee stock ownership plan (the “ESOP”) purchased 440,700 shares in the offering with the proceeds of a loan from the Company. The Company received net proceeds of $32.4 million in the public offering, 50% of which was contributed to the Bank and $4.4 million of which was loaned to the ESOP for its purchase of shares in the offering. The Company also issued an additional 7,867,875 shares of common stock to MHC, so that MHC would own 70% of the outstanding common stock at the closing of the offering.
Our current business strategy is to operate a well-capitalized and profitable commercial and retail financial institution dedicated to serving the needs of our customers. We strive to be the primary financial institution in the market areas we serve. We offer a broad range of products and services while stressing personalized and efficient customer service and convenient access to these products and services. We intend to continue to operate as a commercial and consumer lender. We have structured operations around a branch system that is staffed with knowledgeable and well-trained employees. Subject to capital requirements and our ability to grow in a reasonable and prudent manner, we may open or acquire additional branches as opportunities arise. In addition to our branch system, we continue to expand electronic services for our customers. We attempt to differentiate ourselves from our competitors by providing a higher level of customer service.

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
     2. Retail Banking: We operate a network of seven branch offices located in Dougherty, Lee, Worth and Tattnall counties in Georgia, two branches located in Ocala, Florida, and one branch located in Lake City, Florida. In addition, we have announced expansion plans to add five branches in four additional markets in 2010. Each office is staffed with knowledgeable banking professionals who strive to deliver quality service.
     3. Brokerage/Investment Services: We offer investment products, life, health, disability and long-term care insurance through our brokerage department. Our licensed personnel have over 50 years of experience in the financial services industry.
     4. Mortgage Lending: Staffed with experienced mortgage originators and processors, our mortgage lending department originates residential mortgage loans that are primarily funded by third-party mortgage lenders. We collect a fee on the origination of these loans.
We continue to implement this business strategy. A critical component of this strategy includes increasing our non-consumer based lending. At the end of 2009, our commercial real estate, nonresidential, business, multifamily, farmland, and construction loans totaled $165.5 million, or 49.5% of the total loan portfolio. Our ability to continue to grow our commercial loan portfolio is an important element of our long term business strategy. These non-consumer based loans are considered to entail greater risks than one- to four-family residential loans.
Another key component of our business strategy is the expansion of our operations beyond the Southwest Georgia market. On August 8, 2006, we commenced operating a branch in Ocala, Florida. On December 4, 2009, we acquired substantially all of the assets and assumed substantially all of the liabilities of the Tattnall Bank in Reidsville and Collins, Georgia, through an FDIC-assisted transaction. On December 31, 2009, we acquired the Lake City, Florida branch of Atlantic Coast Bank. As of December 31, 2009, we had approximately $88.7 million or 26.3% of our loans and $128.9 million or 30.2% of our deposits generated outside of our Southwest Georgia market. Operating a branch outside of the Southwest Georgia market subjects us to additional risk factors. These risk factors include, but are not limited to the following: management of employees from a distance, lack of knowledge of the local market, additional credit risks, logistical operational issues, and time constraints of management. These risk factors, as well as others we have not specifically identified, may affect our ability to successfully operate outside of our current market area.
On February 25, 2010, we announced that the Bank signed a definitive agreement to purchase five bank branches from The Park Avenue Bank. These branches are located in the Southeast Georgia markets of Statesboro (2), Hazlehurst and Baxley, and the Southwest Georgia market of Adel. We expect this transaction to close in the second quarter of 2010, subject to regulatory approval.
On March 17, 2010, the Company adopted a plan to reorganize from a two-tier mutual holding company to a full stock holding company and will undertake a “second-step” offering of shares of the holding company’s common stock. The conversion and offering is expected to be completed in the third quarter of 2010, subject to regulatory, stockholder and depositor approvals.
As part of the reorganization, HeritageBank of the South will become a wholly owned subsidiary of a to-be-formed stock corporation, Heritage Financial Group, Inc. Shares of the common stock of the Company, other than those held by Heritage, MHC, will be converted into shares of common stock in Heritage Financial Group, Inc., using an exchange ratio designed to preserve current percentage ownership interests. Shares owned by Heritage, MHC will be retired, and new shares representing that ownership will be offered and sold to the Bank’s eligible depositors, the Bank’s tax-qualified employee benefit plans and to members of the general public as set forth in the Plan of Conversion and Reorganization of Heritage, MHC.
The Plan of Conversion and Reorganization of Heritage, MHC will be submitted to the Office of Thrift Supervision and the Georgia Department of Banking and Finance for regulatory approval. Upon receipt of regulatory approvals, the Company will seek approval from its stockholders and members of Heritage, MHC.

Comparison of Financial Condition at December 31, 2009 and December 31, 2008
Total assets increased $69.9 million, a 13.9% increase from December 31, 2008, to $571.9 million at December 31, 2009. The increase was due primarily to our acquisition activity in the fourth quarter of 2009, which provided us with $61.5 million in cash, $35.2 million in loans and $97.7 million in deposits.
Total interest earning assets increased $59.6 million or 13.3% to $509.2 million at December 31, 2009, from $449.6 million at December 31, 2008. Gross loans increased $31.7 million or 10.5% to $334.1 million at December 31, 2009, compared with $302.5 million at December 31, 2008, due primarily to the previously mentioned acquisition activity. Investment securities increased $4.4 million or 3.8% to $120.5 million at December 31, 2009. Federal funds purchased decreased $18.9 million or 62.5% to $11.3 million at December 31, 2009. The decrease was primarily due to our efforts to reduce the amounts we maintain at correspondent banks by shifting more liquid assets to our interest-bearing account at the Federal Reserve. Interest-bearing deposits in banks increased $42.5 million to $43.2 at December 31, 2009. This was due primarily to funds obtained through our acquisition activity in the fourth quarter of 2009. We have maintained excess liquidity for three purposes. First, we believe it is prudent to maintain higher liquidity during uncertain economic times. Second, we believe this excess liquidity gives us additional flexibility in our acquisition strategy. Third, we believe this excess liquidity will provide us flexibility for funding loans or other investments if we see a dramatic rise in interest rates. Maintaining excess liquidity does cause net interest margin to decrease in the short term, however, we feel the benefits of maintaining excess liquidity outweighs the cost to net interest margin. We expect to continue to maintain excess liquidity during 2010.
Foreclosed assets decreased $324,000 to $1.8 million at December 31, 2009. Other real estate owned (“OREO”) comprised the majority of the decrease. During the year, approximately $732,000 of OREO was transferred in from the loan portfolio, and approximately $585,000 was acquired in our FDIC-assisted acquisition in the fourth quarter of 2009. We sold $1.2 million of OREO in 2009, and we wrote down $422,000 on OREO properties. The largest single balance in our OREO portfolio was $220,000 at December 31, 2009. Approximately $539,000 of our OREO portfolio at December 31, 2009, consisted of undeveloped lots or vacant land. Repossessed personal property remained relatively level at $56,000.
Intangible assets increased $571,000 due to our acquisition activity in the fourth quarter of 2009. Cash surrender value of bank owned life insurance (“BOLI”) increased by $621,000 due to the earnings on BOLI policies in place. Other assets increased $5.2 million. $800,000 of which was due to an increase in deferred tax assets stemming from the nature of our net loss in 2009. $2.0 million of the increase was due to our required prepayment of FDIC assessments in the fourth quarter of 2009. $1.1 million of the increase was due to the establishment of a receivable from the FDIC in connection with our FDIC-assisted acquisition in the fourth quarter of 2009.
Total liabilities increased $71.3 million or 16.2% to $511.1 million at December 31, 2009, compared with $439.8 million at December 31, 2008. This increase was due primarily to the increase in interest bearing liabilities, which increased $59.7 million or 14.4%, to $473.1 million at December 31, 2009, from $413.4 million at December 31, 2008. Deposits ended the year at $426.7 million, up 26.0% or $88.1 million from $338.6 million from December 31, 2008. This increase was attributable to our acquisition activity. Total Federal Home Loan Bank advances amounted to $42.5 million at December 31, 2009, a decrease of $10.0 million or 19.0% from December 31, 2008. We paid these advances down as maturities occurred in 2009 with funds received from our deposit growth. Federal funds purchased and securities sold under agreements to repurchase decreased $8.7 million during 2009, primarily due to a decrease in fed funds purchased from the Chattahoochee Bank of Georgia (“Chattahoochee”).
Total equity decreased by $1.4 million or 2.2% to $60.8 million at December 31, 2009. A net loss of $1.7 million, dividends of $721,000 and the purchase of $516,000 of treasury stock decreased equity. Compensation expense related to the allocation of ESOP shares of $367,000, stock-based compensation expense of $807,000, and other comprehensive income of $298,000 partially offset the decrease in equity.

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

	Year Ended December 31,
	2009			2008			2007
	(Dollars in Thousands)
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Interest-Earning Assets:
Loans	$299,399	$18,555	6.21%	$310,985	$20,882	6.70%	$291,438	$22,160	7.61%
Taxable investment securities	84,455	3,604	4.27	88,896	4,890	5.50	79,205	4,220	5.33
Tax exempt investment securities	29,883	1,174	5.95	28,255	1,176	6.30	25,798	1,044	6.13
Federal funds sold	21,102	54	0.25	14,316	232	1.62	10,456	544	5.20
Interest bearing deposits with banks	1,931	14	0.72	630	15	2.44	652	29	4.39

Total interest-earning Assets	436,770	23,401	5.50	443,082	27,195	6.26	407,549	27,997	7.01

Interest-Bearing Liabilities:
Interest bearing demand	50,679	534	1.05	43,102	486	1.12	37,217	368	0.99
Savings and money market	122,453	1,553	1.27	95,822	1,390	1.46	119,544	3,407	2.85
Retail time deposits	122,332	3,788	3.10	126,120	5,283	4.18	128,162	6,307	4.92
Wholesale time deposits	17,981	597	3.32	43,215	1,884	4.35	14,466	776	5.37
Borrowings	87,380	2,322	2.66	93,304	3,451	3.69	56,014	2,604	4.65

Total interest-bearing liabilities	400,825	8,794	2.19	401,563	12,494	3.10	355,403	13,462	3.79

Net interest income		$14,607			$14,701			$14,535

Net interest rate spread			3.31%			3.16%			3.22%

Net earning assets	$35,945			$41,519			$52,146

Net interest margin			3.49%			3.45%			3.70%

Average interest-earning assets to average interest-bearing liabilities	1.09x			1.10x			1.15x

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

	Year Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$(592)	$(1,735)	$(2,327)	$1,687	$(2,965)	$(1,278)
Taxable investment securities	(266)	(1,020)	(1,286)	245	425	670
Tax exempt investment securities	6	(8)	(2)	102	30	132
Federal funds sold	77	(255)	(178)	152	(464)	(312)
Interest bearing deposits with banks	15	(16)	(1)	(931)	917	(14)

Total interest-earning assets	$(760)	$(3,034)	(3,794)	$1,255	$(2,057)	(802)

Interest-bearing liabilities:
Interest bearing demand	$81	$(33)	48	$63	$55	118
Savings and money market	509	(346)	163	(805)	(1,212)	(2,017)
Retail time deposits	(148)	(1,347)	(1,495)	(97)	(927)	(1,024)
Wholesale time deposits	(877)	(410)	(1,287)	(1,289)	2,397	1,108
Borrowings	(432)	(697)	(1,129)	1,372	(525)	847

Total interest-bearing liabilities	$(867)	$(2,833)	(3,700)	$(756)	$(212)	(968)

Net interest income			$(94)			$166

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008
General
Our net loss increased by $1.4 million to a loss of $1.7 million compared to a loss of $262,000 for the year ended December 31, 2008. Basic and diluted loss per share decreased to $0.16 per share for the year ended December 31, 2009 compared with $0.03 per share for the year ended December 31, 2008. A $4.2 million increase in loan loss provision expense, along with increases in noninterest expenses offset the improvement in noninterest income. Further explanations of these changes are discussed in more detail in the following sections.
Interest Income
Interest income decreased $3.8 million or 14.0% to $23.4 million at December 31, 2009 from $27.2 million at December 31, 2008. A 76 basis point decrease on yield in earnings assets, primarily due to a decrease in market interest rates, accounted for $3.0 million of the decrease, while a decrease in average balances during the year of $6.3 million accounted for $760,000 of the decrease. The decrease in average earning assets was due to a decrease in loan demand during the year. In the fourth quarter, our acquisition activity led to an increase in earning assets by year end. However, these additions of earning assets late in the year did not make up for the decline in average balances that had occurred earlier in the year.
Interest Expense
Interest expense decreased $3.7 million or 29.6% to $8.8 million at December 31, 2009 from $12.5 million at December 31, 2008. A 91 basis point decrease in the cost of interest bearing liabilities accounted for $2.8 million of the decrease, while a decrease in average balances, primarily wholesale deposits, accounted for $867,000 of the decrease.
Net Interest Income
Net interest income decreased $94,000 or 0.6% to $14.6 million compared with $14.7 million for the twelve months ending 2008. Our net interest spread increased 15 basis points to 3.31% compared with 3.16% during the year earlier period. The net interest margin increased 4 basis points to 3.49% versus 3.45% during the same period in 2008. Average interest earning assets decreased $6.3 million or 1.4% to $436.8 million at December 31, 2009, compared with $443.1 million at December 31, 2008. Average interest bearing liabilities decreased $738,000 or 0.2% to $400.8 million compared with $401.6 million at December 31, 2008.
The Federal Reserve Board has made extreme moves in interest rates, dropping the federal funds rate from a high of 5.25% in mid 2007 down to its current level of a targeted range of zero to 0.25%. These decreases in the federal funds rate caused our net interest margin to decline during 2008 and the first half of 2009. During the second half of 2009, we saw our net interest margin improve. The primary driver of this improvement was a decrease in our cost of interest bearing liabilities. This occurred as we were able to lower our deposit rates, and as our structured repurchase agreements priced lower during the year. We also reduced our wholesale time deposits from $27.8 million at December 31, 2008 to $14.1 million at December 31, 2009. During 2009, we also reduced our other borrowings by $10.0 million. For more information on interest rate changes, and the effects those changes may have on earnings, please see Item 7.a. in this Form 10-K.
Provision for Loan Losses
We recorded a provision for loans losses of $7.5 million in 2009 compared with $3.4 million for the prior-year period. Net charge-offs of $6.4 million were part of the reason for the increase in loan loss provision expense for 2009. Non-performing loans increased $1.2 million to $8.5 million at December 31, 2009, compared with $7.3 million at December 31, 2008. The ratio of non-performing loans to total loans increased to 2.53% compared with 2.41% at December 31, 2008. The allowance for loan losses as a percentage of total loans increased by 17 basis points to 1.81% compared with 1.64% at December 31, 2008.
The largest non-performing loan in our portfolio at December 31, 2009 was a $1.9 million loan on raw land in Atlanta, Georgia. This land was originally purchased for commercial and residential development. However, due to the economic environment in the area, this is no longer a viable alternative. The original amount of this loan was $5.0 million, and in 2009 we charged off $3.1 million on this loan. In March of 2010, we foreclosed on this property, and we currently have this property under contract for $1.9 million.
The next largest non-performing loan at December 31, 2009 was $1.3 million and is secured by various airplanes. In the fourth quarter of 2009, we charged this relationship down by $2.1 million. In February of 2010, the collateral securing this loan was liquidated and the proceeds were applied to the balance of the loan. We then charged off an additional $51,000 to cover the shortfall of the collateral sale.

The next largest non-performing loan at December 31, 2009 was a real estate loan for $971,000 secured by a restaurant building in Ocala, Florida. Our next largest non-performing loan at December 31, 2009 was a real estate loan for $659,000 secured by various residential rental properties in Southwest Georgia. The remainder of our non-performing loans consist of various consumer and commercial loans, none exceeding $500,000. Current appraisals on real estate loans, expected costs of potential foreclosure or other disposition, and other potential losses on these loans are considered in our analysis of the allowance for loan losses.
Loans past due 30 or more days and still accruing totaled $3.2 million, or 0.96% of total loans at December 31, 2009. This compares to $4.5 million at December 31, 2008, or 1.47% of loans. We had no loans past due 90 or more days and still accruing at December 31, 2009 or 2008.
Our internally criticized and classified assets totaled $35.8 million at December 31, 2009, compared to $27.0 million at December 31, 2008. These balances include the aforementioned nonperforming loans, other real estate, and repossessed assets. Our internal loan review processes strive to identify weaknesses in loans prior to performance issues. However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.
We continue to see weakness in our loan portfolio, and as economic conditions remain difficult, we expect this trend to continue until we see improvement in the overall economy. We have taken actions to prevent losses in our current portfolio, including the appointment of a loan officer as a full time special assets manager, who is responsible for working out credits with identified weaknesses. We have also taken steps to better evaluate the capital and liquidity positions of our commercial loan guarantors, particularly those involved in commercial real estate construction and development. This includes further analysis of our guarantors’ financial position, liquidity, cash flow and contingent liabilities.
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
Noninterest Income
A summary of noninterest income, excluding securities transactions, follows:

	For the Years Ended
	2009	2008	$ Chg	% Chg
		(Dollars in Thousands)
Service charges on deposit accounts	$3,547	$3,958	$(411)	-10.4%
Other service charges, commissions and fees	1,406	1,288	118	9.2%
Brokerage fees	914	1,030	(116)	-11.3%
Mortgage origination fees	345	400	(55)	-13.8%
Bank owned life insurance	621	495	126	25.5%
Other	45	301	(256)	-85.1%

Total noninterest income	$6,878	$7,472	$(594)	-7.9%

Noninterest income as a percentage of average assets	1.4%	1.5%

The decrease in service charges on deposit accounts was due to a decrease in overdraft fees. During the year, we saw a decrease in the amount of depositors who overdrew their accounts. This was specifically true of our overdraft privilege program, which allows customers who meet certain standards to have their overdrafts covered up to $750, including checks, drafts, ACH, debit card and ATM transactions. We expect to continue to see decreased revenue in this area. In addition, recent regulatory changes to the offering of overdraft privilege on ATM and debit card may cause significant decreases in our overdraft fees. At this time, we are unable to accurately estimate the effect this legislation, and other potential legislation, may have on our overdraft income. We are currently analyzing our options to replace this income stream if it is significantly affected by legislation or by a significant change in consumer behavior. These options will most likely result in a major change in the fees we charge to our deposit customers.
The increase in other service charges, commissions and fees was due primarily to an increase in debit and ATM transaction fees. Our customers continue to increase debit card usage instead of using cash or checks. We expect this trend to continue, despite a decrease in consumer spending.
The decrease in our brokerage fees was due primarily to a decrease in assets under management, and thus a reduction in our asset management fees. This decrease was caused by market conditions and not by a decrease in the number of clients we serve in this business. In addition, as market conditions worsened in late 2008 and early 2009, we saw a decrease in commissions earned as our clients became less active in the equity markets.
Mortgage fees decreased due to a slowdown in the real estate market for new sales and a slowdown in refinance activity. In addition, stricter underwriting standards required by our investors and regulatory changes have caused an increase in the amount of time it takes to process each loan, which could cause a decrease in revenue. We expect this trend to continue throughout 2010, unless we see significant improvement in the economy.
Earnings on bank owned life insurance policies increased due to the purchase of an additional $5.0 million of cash surrender value of bank owned life insurance policies in the middle of 2008. 2009 was the first full year of earnings on this addition.
Other noninterest income decreased by $129,000 due to a decrease in FHLB stock dividends. We received $10,000 of FHLB dividends in 2009; however, we are uncertain about the level of dividends we may receive in the future. $119,000 of the decrease was due to a gain on the sale of a real estate partnership we recorded in 2008 with no similar gain in 2009.
Noninterest Expense
A summary of noninterest expense follows:

	For the years ended
	December 31,
	2009	2008	$ Chg	% Chg
		(Dollars in Thousands)
Salaries and employee benefits	$8,899	$8,987	$(88)	-1.0%
Equipment	985	1,217	(232)	-19.1%
Occupancy	1,198	1,204	(6)	-0.5%
Advertising and marketing	439	496	(57)	-11.5%
Legal and accounting	493	528	(35)	-6.6%
Directors fees and retirement	553	552	1	0.2%
Consulting and other professional fees	297	318	(21)	-6.6%
Telecommunications	239	258	(19)	-7.4%
Supplies	177	177	—	—
Data processing fees	1,606	1,300	306	23.5%
Loss on sale and write-downs of other real estate owned	422	386	36	9.3%
Foreclosed asset expenses	257	229	28	12.2%
FDIC insurance and other regulatory fees	872	267	605	226.6%
Impairment loss on premises held for sale	502	—	(502)	NM
Other operating	1,332	1,510	(178)	-11.8%

Total noninterest expenses	$18,271	$17,429	$842	4.8%

Noninterest expenses as a percentage of average assets	3.7%	3.6%

The decrease in salaries was due primarily to efforts to keep staffing levels in line with the lack of demand in our lines of business. However, with our acquisition activity in the fourth quarter of 2009, we have increased our full-time equivalent employees from 120 at December 31, 2008, to 134 at December 31, 2009. In addition, we may hire additional staff in our finance, operations and credit areas to assist with our acquisition activity in 2010.
Equipment and occupancy expenses decreased primarily because due to cost reduction measures we implemented to offset declines in revenue. However, we expect equipment and occupancy to increase in 2010 due to the addition of three new branches in the fourth quarter of 2009, and the planned addition of five branches in 2010.

Advertising and marketing decreased due to our efforts to cut expenses in 2009. Due to our acquisition activity, we expect advertising and marketing expenses to increase in 2010.
The decrease in legal and accounting fees was due to a decrease in legal fees associated with collection efforts. However, these fees remain at historically high levels due to the elevated level of problem assets. We expect these costs to remain elevated until we see decreases in problem assets.
Directors fees remained level in 2009. We expect these fees to increase in 2010 due to the addition of local advisory boards related to our acquisition activity.
Consulting and other professional fees decreased primarily due to our efforts to reduce expenses in 2009. In 2010, these fees may increase as we use consultants and other professionals to assist with our analysis of acquisition opportunities, and with the subsequent integration of any such acquisitions.
Telecommunication expenses decreased due to our efforts to cut expenses in 2009. As we increase our branch network, we expect these fees to increase.
Supply expenses remained level in 2009, however, we expect those expenses to increase due to our acquisition activity.
Data processing expenses increased due to the increased amount of debit card transactions in 2009 and increases in other data processing fees. In 2010, our core processing contract terminates. We are currently negotiating this contract, and expect to receive a reduction in rates. However, our acquisition activity may cause this total expense to increase despite the reduction we expect to receive in per account charges under the new contract.
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
The increase in FDIC insurance and other regulatory fees was due to an increase in FDIC insurance during 2009, as well as a special assessment of $202,000. We expect FDIC insurance and other regulatory fees to remain high based on the increased level of deposits, and the amount of bank failure expenses that the FDIC is incurring.
The decrease in other operating expenses was due primarily to our efforts to cut expenses in 2009.
Income Tax Expense
Income tax benefits were $496,000 more for the year ended December 31, 2009 as compared with 2008. The increase in tax benefits was partially due to an increase in the loss before taxes of $1,886,000, along with other factors. Due to the losses incurred in 2009 and 2008, a comparison of effective tax rates is not meaningful.
Due to the losses we have incurred in 2009 and 2008, we have increased our deferred tax assets to $6.7 million at December 31, 2009, compared to $5.2 million at December 31, 2008, and $4.0 million at December 31, 2007. We analyze our deferred tax assets for potential impairment, and have determined that there is no impairment as of December 31, 2009.
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
Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. The Company had $69.5 million in cash, federal funds sold and interest bearing deposits in banks generally available for its cash needs as of December 31, 2009. The Bank’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided by operations. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings, primarily from Federal Home Loan Bank advances, to leverage its capital base, provide funds for its lending and investment activities and enhance its interest rate risk management.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund withdrawals and fund loan commitments. At December 31, 2009, the total approved loan commitments and unused lines of credit outstanding amounted to $37.6 million, and outstanding letters of credit were $834,000. Certificates of deposit scheduled to mature in one year or less at December 31, 2009, totaled $131.4 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions, based on our needs and potential uses of the funds. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank. In addition, the Bank had the ability, at December 31, 2009, to borrow an additional $27.5 million from the Federal Home Loan Bank of Atlanta and $20.0 million from other lenders as a funding source to meet commitments and for liquidity purposes.
The consolidated statement of cash flows for the years ended December 31, 2009 and 2008, details cash flows from operating, investing and financing activities. For the year ended December 31, 2009, net cash provided by operating activities was $2.4 million, while investing activities provided $33.1 million, primarily from acquisition activity, and financing activities used $30.8 million primarily to reduce non-core deposits and other borrowings, resulting in a net increase in cash during the twelve month period of $4.8 million.
In March 2008, we purchased a lot in the Southwest Georgia market for $743,000 for potential future expansion. We are currently planning to build a branch on this site, and will start construction later in 2010, but have not determined the cost of such an expansion.
Off-Balance-Sheet Liabilities
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. A summary of the Company’s commitments as of December 31, 2009 is as follows:

(In Thousands)
Commitments to extend credit	$37,570
Financial stand-by letters of credit	834

$38,404

Capital
Effective January 1, 2005, the Company and the Bank became subject to minimum capital requirements imposed by the Georgia Department of Banking and Finance. As of that same date, the Bank also became subject to minimum capital requirements and capital categories established by the FDIC. Based on their capital levels at December 31, 2009, the Company and the Bank exceeded these state and federal requirements. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the FDIC. Based on capital levels at December 31, 2009, the Bank was considered to be well-capitalized.
At December 31, 2009, the Company had total equity of $60.8 million or 10.6% of total assets. Under Georgia capital requirements for holding companies, the Company had Tier 1 leverage capital of $61.6 million or 12.4%, which is $41.7 million above the 4.0% requirement.
At December 31, 2009, the Bank had Tier 1 leverage capital of $55.1 million or 11.2%, which is $35.4 million above the 4.0% requirement. In addition, it had a Tier 1 risked-based capital ratio of 14.2% and total risked-based capital ratio of 15.5%.

As reflected below, the Company and the Bank exceeded the minimum capital ratios at December 31, 2009:

					Minimum Required to
					Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital to Risk Weighted Assets
Consolidated	$66,476	16.8%	$31,735	8.0%	N/A	N/A
HeritageBank of the South	$60,004	15.5%	$31,067	8.0%	$38,834	10.0%

Tier I Capital to Risk Weighted Assets
Consolidated	$61,586	15.5%	$15,867	4.0%	N/A	N/A
HeritageBank of the South	$55,114	14.2%	$15,534	4.0%	$23,301	6.0%

Tier I Capital to Average Total Assets
Consolidated	$61,586	12.4%	$19,803	4.0%	N/A	N/A
HeritageBank of the South	$55,114	11.2%	$19,724	4.0%	$24,655	5.0%
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

Income Taxes. Accounting for income taxes requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 13 of the Notes to Consolidated Financial Statements for additional details.
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
For more information on the Company’s accounting policies see Note 1 of the Notes to Consolidated Financial Statements.
Item 7a. Quantitative and Qualitative Disclosures about Market Risk
Asset and Liability Management and Market Risk
Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market rates change over time. Like other financial institutions, our results of operations are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.
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
The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a shock in interest rates of 100, 200, 300 and 400 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. We also monitor regulatory required interest rate risk analysis which simulates more dramatic changes to rates.
The Company’s strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk. These strategies aim to achieve neutrality to interest rate risk. Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates. As of December 31, 2009, a drop in interest rates would increase our net interest income and an increase in rates would increase our net interest income, also known as liability sensitive. During 2008 and 2009, we put minimum interest rate requirements, also known as floors, in our prime-based floating rate loans. These floors are generally 200 to 300 basis points above their current index rate. These floors allowed us to earn a higher rate of interest than we would have otherwise earned during 2008 and 2009. However, due to these floors, many of our loans will not reprice when rates rise, until the increase in rates exceeds the loan floor. This lag in repricing is part of the reason we are liability sensitive over the next year in a rising rate environment. We feel that the level of interest rate risk is at an acceptable level, and is within our internal policy limits.

The Company maintains a risk management committee which monitors and analyzes interest rate risk. This committee is comprised of members of senior management and outside directors. This committee meets on a monthly basis and reviews the simulations listed above, as well as other interest rate risk reports.
The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of December 31, 2009, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At December 31, 2009
	Maturing or Repricing Within
	Zero to	Three
	Three	Months to	One to Five	Over Five
	Months	One Year	Years	Years	Total
Earning assets:
Short-term assets	$54,576	$—	$—	$—	$54,576
Investment Securities	16,555	24,319	53,172	26,481	120,527
Loans	103,447	41,099	147,637	35,895	328,078

	174,578	65,418	200,809	62,376	503,181

Interest-bearing liabilities:					—
Interest-bearing demand deposits	67,446	—	—		67,446
Savings and money market	155,329	—	—		155,329
Time Deposits	59,854	75,603	36,622	2,871	174,950
Other Borrowings	32,843	—	—		32,843
FHLB Advances	—	—	17,500	25,000	42,500

	315,472	75,603	54,122	27,871	473,068

Interest rate sensitivity gap	$(140,894)	$(10,185)	$146,687	$34,505	$30,113

Cumulative interest rate sensitivity gap	$(140,894)	$(151,079)	$(4,392)	$30,113

Interest rate sensitivity gap ratio	0.55	0.87	3.71	2.24

Cumulative interest rate sensitivity gap ratio	0.55	0.61	0.99	1.06

The following table shows the results of our projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for an immediate change or “shock” in market interest rates over a twelve month period. Due to the historically low level of interest rates, we do not believe downward shocks greater than 50 basis points are relevant. In addition, due to the historically low interest rate environment, there is concern that we may say dramatic increases in interest rates when they begin to rise. To address this concern, we increased our upward interest rates shocks to include a shock of 400 basis points.

Effect
Market	on Net
Rate	Interest
Change	Income
+400	-10.0%
+300	-12.6%
+200	-12.9%
+100	-6.4%
-50	2.8%

Item 8. Financial Statements
The following documents are filed as part of this report on Pages F-1 through F-48 and are hereby incorporated by reference into this Item 8:
(a)	Report from Independent Registered Public Accounting Firm;

(b)	Consolidated Balance Sheets as of December 31, 2009 and 2008;

(c)	Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008;

(d)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2009 and 2008;

(e)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008;

(f)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008;

(g)	Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange act is recorder, processed, summarize and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2009, under the supervision and with the participation of our principal executive officer, and other members of senior management.
Our principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
We do not expect that our controls and procedures over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of change in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control reporting is set forth below under “Management’s Annual Report on Internal Control Over Financial Reporting.”
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Heritage Financial Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.
This annual report does not include an attestation of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
Directors
Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 19, 2010, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Executive Officers
Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 19, 2010.
Audit Committee Matters and Audit Committee Financial Expert
The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Burger (chair), McGinley and Stanley, all of whom are considered independent under Nasdaq listing standards. The Board of Directors has determined that Director Burger is an “audit committee financial expert” as defined in applicable SEC rules. Additional information concerning the Audit Committee is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held May 19, 2010, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.
Nomination Procedures
There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers, and persons who own more than 10% of the Company’s Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, no late reports occurred during the fiscal year ended December 31, 2009. All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.
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
Item 11. Executive Compensation
Information concerning executive compensation required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 19, 2010, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 19, 2010.
See Item 5 for information regarding shares available under the Company’s equity incentive compensation plan.

Item 13. Certain Relationships and Related Transactions and Director Independence
Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 19, 2010, a copy of which will be filed not later than 120 days after the close of the fiscal year. This incorporation by reference excludes the information contained under the heading “Report of Audit Committee.”
Information concerning the independence of our directors required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 19, 2010, a copy of which will be filed not later than 120 days after the close of the fiscal year. This incorporation by reference excludes the information contained under the heading “Report of Audit Committee.”
Item 14. Principal Accountant Fees and Services
Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on May 19, 2010, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
The following are contained in Item 8 of this Form 10-K:
Report from Independent Registered Public Accounting Firm
Consolidated Balances Sheets as of December 31, 2009 and 2008;
Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008;
Consolidated Statements of Other Comprehensive Income (Loss) for the Years Ended December 31, 2009 and 2008;
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008;
Notes to Consolidated Financial Statements.
(a)(2) List of Financial Statement Schedules:
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) List of Exhibits:

Reference to Prior
Filing or Exhibit
Number Attached
Exhibit Number	Document	Hereto
2.0	Plan of acquisition, reorganization, arrangement, liquidation, or succession	None
3.1	Charter of the Registrant	***
3.2	Bylaws of the Registrant	*
4	Instruments defining the rights of security holders, including indentures:
	Form of Heritage Financial Group Common Stock Certificate	**
9	Voting Trust Agreement	None
10	Material contracts:
(1) Employment Agreements:
	(a) (i) O. Leonard Dorminey — Bank	*
	(a) (ii) O. Leonard Dorminey — Holding Company	*
	(c) Carol W. Slappey	*
	(2) Deferred Compensation and Excess/Matching Contribution Plans	*
	(3) Supplemental Executive Retirement Plan	*
	(4) Directors’ Retirement Plan	*
	(5) 401(k) Savings Plan	**
	(6) Employee Stock Ownership Plan	*
(7) Purchase and Assumption Agreement dated September 1, 2009, between HeritageBank
	of the South and Atlantic Coast Federal Bank	+
(8) Definitive Whole-bank Purchase and Assumption Agreement dated December 4, 2009,
	between HeritageBank of the South and the Federal Deposit Insurance Corporation	++
(9) Purchase and Assumption Agreement dated February 23, 2010, between HeritageBank
	of the South and The Park Avenue Bank	+++
11	Statement re: computation of per share earnings	None
12	Statement re: computation of ratios	None
13	Annual report to security holders, Form 10-Q or quarterly reports to security holders	None
14	Code of Business Conduct and Ethics	****
16	Letter re: change in certifying accountant	None
18	Letter re: change in accounting principles	None
21	Subsidiaries of the Company	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Accountants	23
24	Power of Attorney	++++
31	Rule 13a-14(a)/15d-14(a) Certifications	31
32	Section 1350 Certifications	32

*	Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-123581), declared effective by the SEC on May 16, 2005.

**	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2. (File No. 333-123581) declared effective by the SEC on May 16, 2005.

***	Filed as an exhibit to the Filer’s Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 30, 2006.

****	Filed as an exhibit to the Filer’s Form 10-QSB for the quarter ended June 30, 2005, filed with the SEC on August 15, 2005.

+	Included as an exhibit to the Form 8-K filed with the SEC on September 2, 2009.

++	Included as an exhibit to the Form 8-K filed with the SEC on December 8, 2009.

+++	Included as an exhibit to the Form 8-K filed with the SEC on February 25, 2010.

++++	Included on signature page of this annual report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP
Date: April 9, 2010	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey, President and
Chief Executive Officer (Duly Authorized Representative)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints O. Leonard Dorminey his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith, and to file the same, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 9, 2010	/s/ O. Leonard Dorminey

O. Leonard Dorminey
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	April 9, 2010	/s/ Antone D. Lehr

Antone D. Lehr, Chairman of the Board

Date:	April 9, 2010	/s/ Joseph C. Burger

Joseph C. Burger, Vice Chairman of the Board

Date:	April 9, 2010	/s/ Douglas J. McGinley

Douglas J. McGinley, Director

Date:	April 9, 2010	/s/ Carol W. Slappey

Carol W. Slappey, Director

Date:	April 9, 2010	/s/ J. Keith Land

J. Keith Land, Director

Date:	April 9, 2010	/s/ J. Lee Stanley

J. Lee Stanley, Director

Date:	April 9, 2010	/s/ T. Heath Fountain

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Heritage Financial Group
     and Subsidiary
Albany, Georgia
          We have audited the accompanying consolidated balance sheets of Heritage Financial Group and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Group and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Albany, Georgia
April 7, 2010

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
Assets
Cash and due from banks	$14,921,517	$10,159,602
Interest-bearing deposits in banks	43,236,287	745,758
Federal funds sold	11,340,000	30,254,000
Securities available for sale, at fair value	120,526,900	116,140,525
Federal Home Loan Bank Stock, at cost	3,253,400	3,185,800
Other equity securities, at cost	1,010,000	1,010,000

Loans	334,138,932	302,487,892
Less allowance for loan losses	6,060,460	4,950,722

Loans, net	328,078,472	297,537,170

Premises and equipment, net	15,590,120	16,801,183
Premises held for sale	1,080,000	—
Accrued interest receivable	2,799,375	2,155,327
Foreclosed assets	1,795,544	2,119,818
Intangible assets	1,570,832	1,000,000
Cash surrender value of bank owned life insurance	14,756,771	14,136,119
Other assets	11,988,301	6,812,425

	$571,947,519	$502,057,727

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$28,881,905	$19,100,197
Interest-bearing	397,724,617	319,445,797

Total deposits	426,606,522	338,545,994
Federal funds purchased and securities sold under repurchase agreements	32,843,465	41,497,491
Other borrowings	42,500,000	52,500,000
Accrued interest payable	706,321	1,045,042
Other liabilities	8,474,370	6,256,227

Total liabilities	511,130,678	439,844,754

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,454,344 and 11,452,344 issued and outstanding	114,543	114,523
Capital surplus	40,609,551	39,861,237
Retained earnings	38,984,165	41,357,209
Accumulated other comprehensive loss	(2,387,234)	(2,685,633)
Unearned employee stock ownership plan (ESOP) shares, 242,385 and 286,455 shares	(2,423,850)	(2,864,550)

	74,897,175	75,782,786
Treasury stock, at cost, 1,055,084 and 993,498 shares	(14,080,334)	(13,569,813)

Total stockholders’ equity	60,816,841	62,212,973

	$571,947,519	$502,057,727

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Interest income
Interest and fees on loans	$18,555,397	$20,881,600
Interest on taxable securities	3,603,871	4,890,165
Interest on nontaxable securities	1,174,043	1,175,720
Interest on federal funds sold	53,629	232,456
Interest on deposits in other banks	13,870	15,424

	23,400,810	27,195,365

Interest expense
Interest on deposits	6,471,521	9,042,782
Interest on other borrowings	2,321,842	3,451,560

	8,793,363	12,494,342

Net interest income	14,607,447	14,701,023
Provision for loan losses	7,500,000	3,350,000

Net interest income after provision for loan losses	7,107,447	11,351,023

Noninterest income
Service charges on deposit accounts	3,546,681	3,957,589
Other service charges, commissions and fees	1,405,938	1,287,591
Brokerage fees	914,041	1,029,980
Mortgage origination fees	344,576	400,044
Bank owned life insurance	620,652	495,492
Impairment loss on securities available for sale	—	(3,119,181)
Gains on sale of securities	908,877	234,676
Other	45,885	301,308

	7,786,650	4,587,499

Noninterest expense
Salaries and employee benefits	8,898,984	8,987,913
Equipment	984,985	1,217,142
Occupancy	1,197,823	1,204,156
Data processing fees	1,605,510	1,299,963
Directors fees and retirement	553,428	552,289
Consulting and other professional fees	296,975	317,957
Advertising and marketing	439,032	496,124
Legal and accounting	493,118	528,085
Telecommunications	239,073	257,617
Supplies	176,521	176,973
FDIC insurance and other regulatory fees	871,622	267,475
Losses on sales and write-downs of other real estate owned	422,100	386,317
Foreclosed asset expenses	256,671	229,039
Impairment loss on premises held for sale	502,469	—
Other operating	1,332,431	1,507,808

	18,270,742	17,428,858

Loss before income tax benefit	(3,376,645)	(1,490,336)

Applicable income tax benefit	(1,724,326)	(1,227,976)

Net loss	$(1,652,319)	$(262,360)

Basic loss per share	$(0.16)	$(0.03)

Diluted loss per share	$(0.16)	$(0.03)

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Net loss	$(1,652,319)	$(262,360)

Other comprehensive income (loss):
Net realized gain on termination of cash flow hedge during the period, net of tax of $510,078	—	765,117
Elimination of unrealized gain on cash flow hedge terminated during the period, net of tax of $156,558	—	(234,838)
Accretion of realized gain on terminated cash flow hedge, net of tax of $140,747 and $64,018	(211,120)	(96,027)
Net unrealized holding gains (losses) arising during period, net of tax (benefit) of $671,983 and ($994,469)	1,007,973	(1,491,704)
Reclassification adjustment for (gains) losses and securities impairment included in net income (loss), net of tax (benefit) of $363,551 and ($1,153,802)	(545,326)	1,730,703
Adjustment to recognize funded status of pension plan, net of tax (benefit) of $31,248 and ($37,028)	46,872	(55,542)

Total other comprehensive income	298,399	617,709

Comprehensive income (loss)	$(1,353,920)	$335,349

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

							Accumulated
							Other
							Compre-
					Unearned		hensive
	Common Stock		Capital	Retained	ESOP	Treasury	Income
	Shares	Par Value	Surplus	Earnings	Shares	Stock	(Loss)	Total
Balance, December 31, 2007	11,443,723	$114,437	$39,009,323	$42,406,483	$(3,305,250)	$(9,329,501)	$(3,303,342)	$65,592,150
Net loss	—	—	—	(262,360)	—	—	—	(262,360)
Cash dividend declared, $0.28 per share	—	—	—	(786,914)	—	—	—	(786,914)
Stock-based compensation expense	—	—	809,086	—	—	—	—	809,086
Repurchase of 377,894 shares of stock for the treasury	—	—	—	—	—	(4,244,715)	—	(4,244,715)
Issuance of 330 shares of common stock from the treasury	—	—	(836)	—	—	4,403	—	3,567
Forfeiture of restricted shares of common stock	(884)	(9)	9	—	—	—	—	—
Issuance of restricted shares of common stock	9,505	95	(95)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	617,709	617,709
Tax benefit shortfall from stock- based compensation plans	—	—	(3,432)	—	—	—	—	(3,432)
ESOP shares earned, 44,070 shares	—	—	47,182	—	440,700	—	—	487,882

Balance, December 31, 2008	11,452,344	114,523	39,861,237	41,357,209	(2,864,550)	(13,569,813)	(2,685,633)	62,212,973
Net loss	—	—	—	(1,652,319)	—	—	—	(1,652,319)
Cash dividend declared, $0.32 per share	—	—	—	(720,725)	—	—	—	(720,725)
Stock-based compensation expense	—	—	807,402	—	—	—	—	807,402
Repurchase of 62,026 shares of stock for the treasury	—	—	—	—	—	(516,426)	—	(516,426)
Issuance of 440 shares of common stock from the treasury	—	—	(2,602)	—	—	5,905	—	3,303
Issuance of restricted shares of common stock	2,000	20	(20)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	298,399	298,399
Tax benefit shortfall from stock- based compensation plans	—	—	(58,494)	—	—	—	—	(58,494)
ESOP shares earned, 44,070 shares	—	—	(73,946)	—	440,700	—	—	366,754
Tax benefit on ESOP expense	—	—	75,974	—	—	—	—	75,974

Balance, December 31, 2009	11,454,344	$114,543	$40,609,551	$38,984,165	$(2,423,850)	$(14,080,334)	$(2,387,234)	$60,816,841

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
OPERATING ACTIVITIES
Net loss	$(1,652,319)	$(262,360)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	911,587	964,205
Impairment loss on premises held for sale	502,469	—
Provision for loan losses	7,500,000	3,350,000
ESOP compensation expense	366,754	487,882
Provision for deferred taxes	(699,010)	(1,926,940)
Stock-based compensation expense	807,402	809,086
Net gain on termination of cash flow hedge	—	1,275,195
Accretion of gain on termination of cash flow hedge	(351,867)	(160,045)
Impairment losses on securities available for sale	—	3,119,181
Gains on sale of securities available for sale	(908,877)	(234,676)
Loss on sale and write-downs of other real estate owned	422,100	386,317
Net (gains) losses on sale or disposal of premises and equipment	(12,064)	865
Increase in bank owned life insurance	(620,652)	(495,472)
Excess tax shortfall related to stock-based compensation plans	58,494	3,432
Excess tax expense related to ESOP	(75,974)	—
(Increase) decrease in interest receivable	(44,055)	431,030
Increase (decrease) in interest payable	(501,498)	97,690
(Increase) decrease in taxes receivable	(878,411)	695,099
Increase in prepaid FDIC assessment	(2,020,181)	—
Net other operating activities	(367,301)	(83,939)

Total adjustments	4,088,916	8,718,910

Net cash provided by operating activities	2,436,597	8,456,550

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(42,490,529)	(365,797)
Purchases of securities available for sale	(97,885,273)	(64,161,362)
Proceeds from maturities of securities available for sale	31,400,213	15,985,014
Proceeds from sale of securities available for sale	64,814,421	37,416,842
Purchase of bank owned life insurance	—	(5,000,000)
Increase in Federal Home Loan Bank stock	(67,600)	(216,100)
Purchase of other equity securities	—	(1,010,000)
Increase (decrease) in federal funds sold	18,914,000	(15,749,000)
Increase in loans, net	(3,548,886)	(3,906,118)
Purchases of premises and equipment	(691,749)	(2,950,733)
Net cash received from acquisition activity	61,446,617	—
Proceeds from sales of premises and equipment	12,745	—
Proceeds from sales of other real estate owned	1,220,206	1,112,341

Net cash provided by (used in) investing activities	33,124,165	(38,844,913)

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
FINANCING ACTIVITIES
Increase (decrease) in deposits	$(9,634,666)	$7,916,584
Increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(8,654,026)	26,209,039
Proceeds from other borrowings	—	46,000,000
Repayment of other borrowings	(11,293,787)	(43,500,000)
Excess tax benefit related to stock-based compensation plans	(58,494)	(3,432)
Excess tax related to ESOP	75,974	—
Purchase of treasury shares, net	(513,123)	(4,241,148)
Dividends paid to stockholders	(720,725)	(786,914)

Net cash provided by (used in) financing activities	(30,798,847)	31,594,129

Net increase in cash and due from banks	4,761,915	1,205,766

Cash and due from banks at beginning of year	10,159,602	8,953,836

Cash and due from banks at end of year	$14,921,517	$10,159,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$9,132,084	$12,396,652
Income taxes	$64,821	$7,300

NONCASH TRANSACTIONS
Decrease in unrealized losses on securities available for sale	$771,078	$398,332
Decrease in unrealized gain on terminated cash flow hedges	$—	$391,396
Principal balances of loans transferred to other real estate owned	$716,084	$3,276,417
Pension liability increase (decrease)	$(78,120)	$92,570
See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Heritage Financial Group (the “Company”) is a mid-tier holding company whose business is primarily conducted by its wholly-owned subsidiary, HeritageBank of the South (the “Bank”). The Company is a 76% owned subsidiary of Heritage, MHC, a federally chartered mutual holding company. The other 24% of the Company is owned by the public who acquired shares of the Company through a stock offering completed on June 29, 2005. Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers located in a market area which includes South Georgia and North Central Florida. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.
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
Basis of Presentation and Accounting Estimates
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.
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
Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, contingent assets and liabilities, deferred tax assets, other-than-temporary impairments of securities, and the fair value of financial instruments.
Cash Due from Banks and Cash Flows
For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, interest-bearing deposits, interest receivable, deposits, federal funds purchased and securities sold under repurchase agreements and interest payable in banks are reported net.
The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve balance requirements was approximately $2,787,000 and $2,141,000 at December 31, 2009 and 2008, respectively.

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
The Financial Accounting Standards Board (“FASB”) recently issued accounting guidance related to the recognition and presentation of other-than-temporary impairment (FASB Accounting Standards Codification (“ASC”) 320-10). See the “Recent Accounting Standards” section for additional information.
Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
Securities purchased under resale agreements and securities sold under repurchase agreements are generally accounted for as collateralized financial transactions as more fully disclosed in Note 11. They are recorded at the amount at which the securities were acquired or sold plus accrued interest. It is the Company’s policy to take possession of securities purchased under resale agreements, which are primarily U.S. Government and Government agency securities. The market value of these securities is monitored, and additional securities are obtained when deemed appropriate to ensure such transactions are adequately collateralized. The Company also monitors its exposure with respect to securities sold under repurchase agreements, and a request for the return of excess securities held by the counterparty is made when deemed appropriate.
Originated Loans
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
Originated Loans (Continued)
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
Purchased Loans
Loans acquired in business acquisitions are recorded at the fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.
In determining the acquisition date fair value of purchased loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses.
Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.
The allowance is an amount that management believes will absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower’s ability to pay and estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Allowance for Loan Losses (Continued)
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For impaired loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for other qualitative factors. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
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
Premises and Equipment
Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives:

Years
Buildings	40
Furniture and equipment	3-7
Intangible Assets
Intangible assets consist of a payment made to complete a series of transactions which allowed the Company to acquire the right to branch into Florida in 2006. This indefinite lived intangible asset is required to be tested at least annually for impairment or whenever events occur that may indicate the recoverability of the carrying amount is not probable. In the event of impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment in the carrying value of this intangible asset. The carrying amount of this asset at December 31, 2009 was $1,000,000.
Intangible assets also consist of core deposit premiums acquired in connection with business combinations. The core deposit premium is initially recognized based on a valuation performed as of the consummation date. The core deposit premium is amortized over the average remaining life of the acquired customer deposits, or approximately 7 years. Amortization periods are reviewed annually for impairment. Intangible assets were evaluated for impairment as of December 31, 2009, and based on that evaluation it was determined that there was no impairment. The carrying amount of the core deposit premium at December 31, 2009 was $570,832. These core deposit premiums were acquired were acquired in December 2009, and therefore, no amortization expense or related accumulated amortization has been recorded as of December 31, 2009.

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
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company — put presumptively beyond the reach of the transferor and its creditors even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC 740, Income Taxes). On January 1, 2009, the Company adopted the recent accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.
The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.
Loss Per Share
Basic loss per share represent net loss available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unearned shares of the Employee Stock Ownership Plan and unvested shares of stock. Diluted loss per share are computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist only of stock options and unvested restricted shares.
Comprehensive Income (Loss)
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).
Advertising Costs
Advertising costs are expensed as incurred.
Reclassification
Certain amounts in the 2008 consolidated financial statements have been reclassed to conform to the 2009 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Standards
Effective July 1, 2009, the Company adopted new accounting guidance related to U.S. GAAP (FASB ASC 105, Generally Accepted Accounting Principles). This guidance establishes FASB ASC as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in FASB ASC has become nonauthoritative. FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance, and provide the basis for conclusions on the changes to FASB ASC. FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC. This guidance is effective for the Company as of December 31, 2009.
Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (FASB ASC 320-10). This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more-likely-than-not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more-likely-than-not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.
The Company adopted accounting guidance related to fair value measurements and disclosures (FASB ASC 820, Fair Value Measurements and Disclosures). This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The effect of adoption was not material.
FASB issued ASU 2009-05 (FASB ASC 820) which describes the valuation techniques companies should use to measure the fair value of liabilities for which there is limited observable market data. If a quoted price in an active market is not available for an identical liability, an entity should use one of the following approaches: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as an asset, or (3) another valuation technique that is consistent with the accounting guidance in FASB ASC for fair value measurements and disclosures. When measuring the fair value of liabilities, this guidance reiterates that companies should apply valuation techniques that maximize the use of relevant observable inputs, which is consistent with existing accounting provisions for fair value measurements. In addition, this guidance clarifies when an entity should adjust quoted prices of identical or similar assets that are used to estimate the fair value of liabilities. This guidance is effective for the Company as of December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Standards (Continued)
In addition, the following accounting pronouncements were issued by FASB, but are not yet effective:
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”, codified in the “Consolidation” Topic of the ASC as ASU 2009-16, which eliminates the concept of a “Qualified Special Purpose Entity” from FAS 140, changes the requirements for derecognizing financial assets, and requires additional disclosures. ASU 2009-16 is effective for fiscal years beginning after November 15, 2009. The Company is in the process of reviewing the potential impact of these provisions; however, their adoption is not expected to have a material impact to the consolidated financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”, codified in the “Consolidation” Topic of the ASC as ASU 2009-17, which modifies how a company determines when a Variable Interest Entity (“VIE”) should be consolidated. It also requires a qualitative assessment of an entity’s determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. An ongoing reassessment is also required to determine whether a company is the primary beneficiary of a VIE as well as additional disclosures about a company’s involvement in VIEs. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009. The Company is in the process of reviewing the potential impact of these provisions; however, their adoption is not expected to have a material impact to the consolidated financial statements.
In January 2010, the FASB issued the ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments. This ASU also provides clarification for the classification of financial instruments and the discussion of inputs and valuation techniques. The new disclosures and clarification are effective for interim and annual reporting periods ending after December 15, 2009, except for the disclosures related to the activity of Level 3 financial instruments. Those disclosures are effective for periods after December 15, 2010 and for interim periods within those years. The Company is in the process of reviewing the potential impact of ASU 2010-06; however, the adoption of this ASU is not expected to have a material impact to the consolidated financial statements.
NOTE 2. ACQUISITION ACTIVITY
The Tattnall Bank
On December 4, 2009, the Company participated in a federally-assisted acquisition of substantially all of the assets and substantially all of the liabilities of the Tattnall Bank (“Tattnall”) from the FDIC. Tattnall operated two branch offices in the Southeast Georgia markets of Reidsville and Collins. The Company’s bid included a discount payment from the FDIC totaling $15.0 million. The Company did not enter into a loss-sharing agreement with the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. ACQUISITION ACTIVITY (Continued)
The Tattnall Bank (Continued)
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

				As Recorded
	Acquired	Fair Value		by Heritage
	from the	and Other		Financial
(dollars in thousands)	FDIC	Adjustments		Group
Assets
Cash and cash equivalents	$19,204	$12,700	(a)	$31,904
Investment securities	1,036	—		1,036
Loans	32,472	(7,598)	(b)	24,874
Foreclosed assets	5,470	(4,869)	(c)	601
Core deposit intangibles	—	159	(d)	159
Due from the FDIC	—	1,108	(e)	1,108
Other assets	600	—		600

Total Assets	$58,782	1,500		$60,282

Liabilities
Noninterest-bearing deposits	$4,661	$—		$4,661
Interest-bearing deposits	51,507	369	(f)	51,876
Borrowings	1,294	—		1,294
Accrual for expenses associated with the disposition of problem assets	—	2,315	(g)	2,315
Other liabilities	136	—		136

Total Liabilities	$57,598	$2,684		$60,282

Explanations

(a)	The adjustment represents the cash received from the FDIC immediately subsequent to the closing.

(b)	The adjustment represents the write down of the book value of Tattnall’s loans to their estimated fair value based on expected cash flows which includes an estimate of expected future loan losses.

(c)	The adjustment represents the write down of the book value of Tattnall’s OREO and repossessed assets to their estimated fair value at the acquisition date based on their estimated disposition costs.

(d)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be seven years.

(e)	The adjustment represents the amount receivable from the FDIC, as adjustments were made from the date of the initial payment from the FDIC. This receivable, when added to the $12.7 million payment received from the FDIC, and the $1.2 million in net assets acquired, total the $15.0 million discount price from the FDIC for the acquisition.

(f)	The adjustment is necessary because the weighted average interest rate of Tattnall’s CD’s exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce interest expense on a declining basis over the average life of the portfolio, which is estimated to be ten months.

(g)	The adjustment represents management’s estimates of the costs to work through and dispose of problem assets in Tattnall’s portfolio, including OREO and loans. This estimate is management’s best estimate at the time of acquisition. Any additional expenses above the amount accrued will be expensed as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. ACQUISITION ACTIVITY (Continued)
The Tattnall Bank (Continued)
The Company recognizes that the determination of the initial fair value of loans at the acquisition date involves a high degree of judgment and complexity. The carrying value of the acquired loans reflect management’s best estimate of the fair value of these assets as of the acquisition date. However, the amount the Company ultimately recognizes on these assets could differ materially from the value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. To the extent the actual values recognized for the acquired loans are less than the Company’s estimate, additional losses will be incurred. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available.
Due to the significant fair value adjustments recorded, as well as the discount price received from the FDIC, Tattnall’s historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.
The Company did not immediately acquire the real estate, banking facilities, furniture or equipment of Tattnall as part of the purchase and assumption agreement. However, the purchase and assumption agreement gave the Company the option to purchase these assets. On March 4, 2010, the Company exercised its option with the FDIC and agreed to purchase these assets for approximately $1.3 million.
Lake City Branch of Atlantic Coast Bank
On December 31, 2009, we acquired certain assets and assumed certain liabilities of the Lake City, Florida, branch of Atlantic Coast Bank. The Company purchased only performing loans that met underwriting standards of the Company. After a due diligence review at this branch, the Company assumed substantially all the deposits of this branch.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Acquired
	from Lake			As Recorded
	City Branch	Fair Value		by Heritage
	of Atlantic	and Other		Financial
(dollars in thousands)	Coast Bank	Adjustments		Group
Assets
Cash and cash equivalents	$392	$29,150	(a)	$29,542
Premises and equipment	592	—		592
Loans	10,336	370	(b)	10,706
Core deposit intangibles	—	411	(c)	411
Other assets	292	—		292

Total Assets	$11,612	$29,931		$41,543

Liabilities
Noninterest-bearing deposits	$1,074	$—		$1,074
Interest-bearing deposits	40,084	343	(d)	40,427
Other liabilities	16	26	(e)	42

Total Liabilities	$41,174	$369		$41,543

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. ACQUISITION ACTIVITY (Continued)
Lake City Branch of Atlantic Coast Bank (Continued)
Explanations

(a)	The adjustment represents the cash received from Atlantic Coast Bank to reflect the acquisition of excess liabilities assumed over assets purchased.

(b)	The adjustment represents the adjustment to fair market value of the loans assumed in the transaction.

(c)	The adjustment represents the consideration paid for the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be seven years.

(d)	The adjustment is necessary because the weighted average interest rate of the Lake City Branch CD’s exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce interest expense on a declining basis over the average life of the portfolio, which is estimated to be twelve months.

(e)	The adjustment represents the accrual of certain expenses expected to be incurred as part of the acquisition.
NOTE 3. SECURITIES
The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009:
U. S. Government sponsored agency securities (GSEs)*	$30,571,605	$190,036	$(299,664)	$30,461,977
State and municipal securities	30,142,545	196,013	(1,215,694)	29,122,864
Corporate debt securities	2,178,999	44,976	(313,757)	1,910,218
GSE residential mortgage-backed securities	54,091,124	449,796	(4,682)	54,536,238
Private label residential mortgage-backed securities	3,859,494	15,015	(30)	3,874,479

Total debt securities	120,843,767	895,836	(1,833,827)	119,905,776
Equity securities	751,521	47,999	(178,396)	621,124

Total securities**	$121,595,288	$943,835	$(2,012,223)	$120,526,900

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

**	At December 31, 2009, we held no securities of any single issuer (excluding the U.S. Government and federal agencies) with a book value that exceeded 10% of stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. SECURITIES (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008:
U. S. Government sponsored agency securities (GSEs)	$20,923,967	$248,091	$(7,077)	$21,164,981
State and municipal securities	30,052,558	60,677	(2,602,013)	27,511,222
Corporate debt securities	2,187,686	—	(398,303)	1,789,383
GSE residential mortgage-backed securities	59,519,328	1,469,043	(61,699)	60,926,672
Private label residential mortgage-backed securities	4,861,651	—	(380,925)	4,480,726

Total debt securities	117,545,190	1,777,811	(3,450,017)	115,872,984
Equity securities	434,801	20,999	(188,259)	267,541

Total securities	$117,979,991	$1,798,810	$(3,638,276)	$116,140,525

The amortized cost and fair value of debt securities available for sale as of December 31, 2009 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
Due from one year to five years	$3,700,300	$3,487,707
Due from five to ten years	11,384,865	11,493,407
Due after ten years	47,807,984	46,513,945
Mortgage-backed securities	57,950,618	58,410,717

	$120,843,767	$119,905,776

Securities with a carrying value of approximately $46,814,000 and $64,931,946 at December 31, 2009 and 2008, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
Gains and losses on sales of securities available for sale consist of the following:

	December 31,
	2009	2008
Gross gains on sales of securities	$964,793	$361,701
Gross losses on sales of securities	(55,916)	(127,025)

Net realized gains on sales of securities available for sale	$908,877	$234,676

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. SECURITIES (Continued)
The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2009 and 2008.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
December 31, 2009:
U.S. Government sponsored agency securities (GSEs)	$14,295,966	$(299,664)	$—	$—	$14,295,966	$(299,664)
State and municipal securities	8,125,696	(311,298)	10,722,375	(904,396)	18,848,071	(1,215,694)
Corporate debt securities	—	—	845,308	(313,757)	845,308	(313,757)
GSE residential mortgage-backed securities	2,883,976	(4,682)	—	—	2,883,976	(4,682)
Private label residential mortgage-backed securities	24,344	(30)	—	—	24,344	(30)

Subtotal, debt securities	25,329,982	(615,674)	11,567,683	(1,218,153)	36,897,665	(1,833,827)
Equity securities	—	—	256,404	(178,396)	256,404	(178,396)

Total temporarily impaired securities	$25,329,982	$(615,674)	$11,824,087	$(1,396,549)	$37,154,069	$(2,012,223)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
December 31, 2008:
U.S. Government sponsored agency securities (GSEs)	$1,992,923	$(7,077)	$—	$—	$1,992,923	$(7,077)
State and municipal securities	12,567,698	(889,679)	10,383,740	(1,712,334)	22,951,438	(2,602,013)
Corporate debt securities	—	—	763,444	(398,303)	763,444	(398,303)
GSE residential mortgage-backed securities	—	—	—	—	—	—
Private label residential mortgage-backed securities	4,366,655	(378,461)	4,772,176	(64,163)	9,138,831	(442,624)

Subtotal, debt securities	18,927,276	(1,275,217)	15,919,360	(2,174,800)	34,846,636	(3,450,017)
Equity securities	—	—	246,541	(188,259)	246,541	(188,259)

Total temporarily impaired securities	$18,927,276	$(1,275,217)	$16,165,901	$(2,363,059)	$35,093,177	$(3,638,276)

GSE debt securities. The unrealized losses on the nine investments in GSEs were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. SECURITIES (Continued)
Corporate bonds. The Company’s unrealized losses on investments in two corporate bonds relates are primarily caused by recent decreases in profitability and profit forecasts by financial industry analysts resulting from the sub-prime mortgage market and a recent sector downgrade by several industry analysts. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the Company does not intend to sell the investment and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its par value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at December 31, 2009.
GSE residential mortgage-backed securities. The unrealized losses on the Company’s investment in two GSE mortgage-backed securities were caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.
Private-label residential mortgage-backed securities. The unrealized losses associated with one private residential mortgage-backed securities are primarily driven by higher projected collateral losses, wider credit spreads, and changes in interest rates. We assess for credit impairment using a cash flow model. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our credit enhancement, we expect to recover the entire amortized cost basis of these securities.
Marketable equity securities. The Company’s investments in two marketable equity securities consist primarily of investments in preferred stock of entities in the financial services industry. The Company evaluated the prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.
Other-Than-Temporary Impairment
Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.
The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities. For securities where the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial asset impairment model. For securities where the security is not a beneficial interest in securitized financial assets, the Company uses debt and equity securities impairment model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. SECURITIES (Continued)
Other-Than-Temporary Impairment (Continued)
Management routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. Economic models are used to determine whether an other-than-temporary impairment has occurred on these securities. While all securities are considered, the securities primarily impacted by other-than-temporary impairment testing are private-label mortgage-backed securities. For each private-label mortgage-backed security in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an other-than-temporary impairment has occurred. Various inputs to the economic models are used to determine if an unrealized loss is other-than-temporary. The most significant inputs are the following:
•	Default rate

•	Severity
Other inputs may include the actual collateral attributes, which include geographic concentrations, credit ratings, and other performance indicators of the underlying asset.
During 2008, the Company recorded an other than temporary impairment charges on securities of three issuers whose securities were held in our available for sale portfolio. An other than temporary impairment charge of $1.5 million was recorded on its investment in Freddie Mac preferred stock. The value of these securities declined significantly after the U.S. Government placed both companies into conservatorship in September 2008. The securities have a new cost basis of approximately $1. In addition, the Company impaired the corporate bonds of General Motors, in which we had an investment of $1.2 million that was written down to $220,000, and the corporate bonds of Ford Motor Credit, in which the Company held an investment of $1 million that was written down to $400,000. Subsequent to the write down, the Company saw a significant increase in the value of the corporate bonds. Based on the change in value, the Company sold the investments in General Motors and Ford Motor Credit for an approximate gain of $172,000. The Company still holds the investment in the preferred stock of Freddie Mac at December 31, 2009.
Restricted Equity Securities
The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons. In addition, this investment is subject to restrictions relating to sale, transfer or other disposition. Dividends are recognized in income when declared. The carrying value of this investment at December 31, 2009 is $3,253,400. The estimated fair value of this investment is $3,253,400 as of December 31, 2009 and therefore is not considered impaired.
Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia. The Company accounts for this investment by the cost method. This investment represents approximately 4.9% of the outstanding shares of Chattahoochee. Since its initial capital raise, Chattahoochee has not had any stock transactions, and therefore, no fair market value is readily available. The carrying value of this investment at December 31, 2009 is $1,010,000. The Company plans to hold this investment for the foreseeable future, and does not consider it impaired as of December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of loans is summarized as follows:

	December 31,
	2009	2008
Commercial real estate	$71,013,650	$52,477,396
Commercial and industrial loans	45,784,735	42,838,238
Multifamily	11,650,057	10,719,282
Construction and land	28,002,622	43,296,696
Farmland	9,012,642	5,743,563
Mortgage loans, 1-4 families	81,255,214	79,727,032
Home equity	17,312,606	18,343,923
Indirect auto loans	16,546,425	26,577,958
Direct auto loans	10,151,213	13,175,286
Student loans	596,494	552,174
Other	7,687,048	9,036,344

Total originated loans	299,012,706	302,487,892
Purchased loans, net of fair market value adjustments	35,126,226	—

Total loans	334,138,932	302,487,892
Total allowance for loan losses	(6,060,460)	(4,950,722)

Loans, net	$328,078,472	$297,537,170

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual term of the loan. Impaired loans include loans modified in troubled debt restructuring where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.
Included in certain loan categories in the originated impaired loans are troubled debt restructurings that were classified as impaired. At December 31, 2009, the Company had $1,420,000 in commercial loans and $657,799 in commercial real estate loans that were modified in troubled debt restructuring and impaired. In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $18,274 in residential mortgage loans, $1,454,452 in commercial real estate loans and $1,700,000 in development loans at December 31, 2009.
The following is a summary of information pertaining to impaired loans (excluding purchased loans and performing troubled debt restructurings):

	As of and For the Years
	Ended December 31,
	2009	2008
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	7,236,764	7,281,226

Total impaired loans	$7,236,764	$7,281,226

Valuation allowance related to impaired loans	$1,175,081	$666,193

Average investment in impaired loans	$9,505,953	$4,811,203

Forgone interest income on impaired loans	$610,371	$202,843

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Loans on nonaccrual status in the originated portfolio amounted to $7,236,764 and $7,281,226 at December 31, 2009 and 2008, respectively. Loans on nonaccrual status in the purchased portfolio totaled $1,226,112 at December 31, 2009. There were no loans past due ninety days or more and still accruing interest at December 31, 2009 and 2008, respectively. There were no significant amounts of interest income recognized on impaired loans on the cash basis for the years ended December 31, 2009 and 2008.
At December 31, 2009, the contractual amount of purchased loans totaled $42,354,492 less fair market value adjustments of $7,228,266 for a carrying value of $35,126,226. Management’s preliminary allocations estimate approximately $2,000,000 in accretable yield related to these purchased loans. No accretion was recognized in income during 2009 related to these purchased loans.
Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2009	2008
Balance, beginning of year	$4,950,722	$4,415,669
Provision for loan losses	7,500,000	3,350,000
Loans charged off	(6,620,779)	(3,001,570)
Recoveries of loans previously charged off	230,517	186,623

Balance, end of year	$6,060,460	$4,950,722

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates. Changes in related party loans at December 31, 2009 are summarized as follows:

Balance, beginning of year	$10,075,860
Advances	9,699,433
Repayments	(11,053,483)

Balance, end of year	$8,721,810

NOTE 5. OTHER REAL ESTATE OWNED
A summary of other real estate owned is presented as follows:

	Years Ended December 31,
	2009	2008
Balance, beginning of year	$2,064,789	$287,030
Additions	716,084	3,276,417
Purchased other real estate, net of fair market value adjustments	600,870	—
Disposals	(1,220,206)	(1,112,341)
Losses on sales and write downs of other real estate owned	(422,100)	(386,317)

Balance, end of year	$1,739,437	$2,064,789

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows:

	December 31,
	2009	2008
Land and improvements	$5,416,591	$5,864,170
Buildings	10,658,122	12,511,976
Furniture and equipment	8,818,068	8,578,984
Construction in progress	885,627	40,674

	25,778,408	26,995,804
Accumulated depreciation	(10,188,288)	(10,194,621)

	$15,590,120	$16,801,183

Premises held for sale	$1,080,000	$—

Construction in progress at December 31, 2009 and 2008 of $292,952 and $40,674 consisted primarily of costs associated with the purchase of real estate and design for a new branch location in the Albany market area. Currently, the Company has not started construction of this facility and does not have an estimated cost for the facility.
Construction in progress at December 31, 2009 of $592,675 relates to the purchase of the Lake City branch on December 31, 2009. Subsequent to year end, the Company received updated appraisals on the construction in progress and are due a refund of $50,000 from the sellers of the branch based on these updated appraisals that the Company expects to receive during the second quarter of 2010.
As of December 31, 2009, the Company held its former main location for sale. The Company no longer operates this facility, and has therefore adjusted its carrying value to the amount that is expected to be received from the proceeds of a sale. This adjustment resulted in an impairment charge of $502,469 during 2009.
Depreciation and amortization expense was $911,587 and $964,205 for the years ended December 31, 2009 and 2008, respectively.
Leases
The Company has two leases for office space, one of which is used as a branch location and the other for the Company’s investment division. The other branch location is under a noncancelable operating lease on its banking facility in Ocala, Florida. The lease for the investment division is also a noncancelable lease in Albany, Georgia.
The Company has also obtained assignment of a 99 year land lease associated with its main office in Ocala, Florida with a remaining life of approximately 63 years.
Rental expense under all operating leases amounted to approximately $121,375 and $147,225 for the years ended December 31, 2009 and 2008, respectively.
Future minimum lease commitments on noncancelable operating leases, excluding any renewal options, are summarized as follows:

2010	$81,800
2011	24,500
2012	13,200
2013	13,200
2014	13,200
Thereafter	770,000

$915,900

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. INTANGIBLE ASSETS
In December 2009, the Company acquired the assets and assumed the liabilities associated with a branch location in Lake City, Florida. Also in December 2009, the Company acquired the assets and assumed the liabilities of the Tattnall Bank in a federally-assisted transaction with the FDIC. Following is a summary of information related to the intangible assets associated with these acquisitions based on our preliminary allocations:

	As of December 31, 2009
	Gross
	Carrying	Accumulated
	Amount	Amortization
Lake City, Florida, branch	$159,463	$—
The Tattnall Bank	411,369	—

Core deposit premiums	$570,832	$—

There was no amortization expense recorded for the year ended December 31, 2009.
The estimated amortization expense for each of the next five years is as follows based on our preliminary allocations:

2010	$153,115
2011	129,709
2012	106,303
2013	82,897
2014 and beyond	98,808

$570,832

NOTE 8. DEPOSITS
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 was $78,894,154 and $58,363,282, respectively. The scheduled maturities of time deposits at December 31, 2009 are as follows:

2010	$131,418,985
2011	27,398,794
2012	8,293,096
2013	3,235,085
2014 and beyond	4,604,134

$174,950,094

Overdraft deposit accounts reclassified to loans totaled $298,080 and $267,806 at December 31, 2009 and 2008, respectively.
The Company had $25,007,772 and $53,039,736 in brokered time deposits as of December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9.	EMPLOYEE BENEFIT PLANS
Pension Plan

The Company provides pension benefits for eligible employees through a defined benefit pension plan. Effective January 1, 2009, the Board of Directors voted to freeze the plan to new entrants. Participants of the plan prior to January 1, 2009 that meet certain age and service requirements participate in the retirement plan on a noncontributing basis. Information pertaining to the activity in the plan is as follows:

	December 31,
	2009	2008
Changes in benefit obligations:
Obligations at beginning of year	$6,753,603	$7,574,649
Service cost	609,511	753,177
Interest cost	418,965	398,996
Benefits paid	(544,384)	(615,968)
Actuarial (gain) loss	1,089,620	(1,357,251)

Obligations at end of year	$8,327,315	$6,753,603

Changes in plan assets:
Fair value of assets at beginning of year	$4,592,074	$6,227,688
Actual return on assets	1,185,399	(1,320,750)
Company contributions	1,000,000	301,104
Benefits paid	(544,384)	(615,968)

Fair value of assets at end of year	$6,233,089	$4,592,074

Funded status at end of year, included in other liabilities	$(2,094,226)	$(2,161,529)

Pretax amounts recognized in accumulated other comprehensive income consist of:
Net loss	$3,495,052	$3,564,058
Prior service cost	166,819	175,933

	$3,661,871	$3,739,991

Accumulated benefit obligation	$6,587,683	$5,424,718

Net periodic benefit cost:
Service cost	$609,511	$753,177
Interest cost	418,965	398,996
Expected return on plan assets	(358,807)	(449,094)
Amortization of prior losses	332,034	310,909
Amortization of service costs	9,114	9,114

Net periodic benefit cost	$1,010,817	$1,023,102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9.	EMPLOYEE BENEFIT PLANS (Continued)
Pension Plan (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
Current year actuarial loss	$263,028	$412,593
Amortization of prior losses	(332,034)	(310,909)
Amortization of prior service cost	(9,114)	(9,114)

Total recognized in other comprehensive income (loss)	$(78,120)	$92,570

	December 31,
	2009	2008
Assumptions used in computations:
In computing ending obligations:
Discount rate	6.00%	6.50%
Rate of compensation increase	3.00%	3.00%
In computing expected return on plan assets	7.50%	7.50%
To determine the expected rate of return on plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. The approximate allocation of plan assets as of December 31, 2009 and 2008 is as follows:

	2009	2008
Fixed income	39.8%	78.3%
Equities	51.9%	20.3%
Cash and cash equivalents	8.3%	1.4%
Plan fiduciaries set investment policies and strategies for the plan assets. Long-term strategic investment objectives include capital appreciation through balancing risk and return.

The Company expects to contribute $1,000,000 to the plan during 2010.

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2010 are as follows:

Prior service cost	$9,114
Net loss	306,014

$315,128

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9.	EMPLOYEE BENEFIT PLANS (Continued)

Pension Plan (Continued)
Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Fiscal Year	Amount
2010	$320,197
2011	552,419
2012	1,364,633
2013	582,000
2014	300,710
2015-2019	6,283,365
401(K) Plan
The Company has also established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation up to 25%, subject to certain limits based on federal tax laws. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company matches 50% of employee’s contributions up to 4% of their salary. Total expense recorded for the Company’s match was approximately $90,000 and $100,000 for December 31, 2009 and 2008, respectively.
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

Contributions to the ESOP during 2009 and 2008 amounted to $462,804 and $556,691, respectively.

Compensation expense for shares committed to be released under the Company’s ESOP in 2009 and 2008 were $366,755 and $487,882, respectively. Shares held by the ESOP were as follows:

	2009	2008
Shares released for allocation	198,315	154,245
Unearned	242,385	286,455

Total ESOP shares	440,700	440,700

Fair value of unearned shares	$1,757,291	$2,578,095

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10.	DEFERRED COMPENSATION PLANS
The Company has entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the remaining expected service period. The Company has purchased life insurance policies which they intend to use to finance this liability. Cash surrender value of life insurance of $14,756,771 and $14,136,119 at December 31, 2009 and 2008, respectively, is separately stated on the consolidated balance sheets. In September of 2007, the Company accelerated vesting under its deferred compensation agreements with each of its currently serving covered directors and executives. Under this acceleration, each covered director and executive is fully vested in their plan balance.

Accrued deferred compensation of $3,089,229 and $3,123,970 at December 31, 2009 and 2008, respectively, is included in other liabilities.

The Company has also entered into deferred salary agreements with certain officers electing to defer a portion of their salary. These amounts are expensed and the plan accumulates the deferred salary plus earnings. At December 31, 2009 and 2008, the liability for these agreements was $514,169 and $439,893, respectively, and is included in other liabilities.

Aggregate compensation expense under the plans was $41,218 and $61,507 for the years ended December 31, 2009 and 2008, respectively.
NOTE 11.	FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Securities sold under repurchase agreements are secured borrowings and are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Federal funds purchased and securities sold under repurchase agreements at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Federal funds purchased from Chattahoochee Bank of Georgia with interest at 0.15% maturing daily	$2,533,892	$10,969,017
Sold in overnight agreements maturing in one to four days	309,573	528,474
Sold in a structured agreement due January 25, 2015. The rate resets quarterly until January 25, 2011. At that date, it can be terminated or renewed at a rate of 3.78% until maturity. The rate at December 31, 2009 was 0.00%	5,000,000	5,000,000
Sold in a structured agreement due March 3, 2013. The rate resets quarterly until September 3, 2010. At that date, it can be terminated or renewed at a rate of 3.45% fixed until maturity. The rate at December 31, 2009 was 0.07%	5,000,000	5,000,000
Sold in a structured agreement due March 3, 2018. The rate is fixed at a rate of 2.19% until March 3, 2010. At that date, it can be renewed at a variable rate or terminated	5,000,000	5,000,000
Sold in a structured agreement at a variable rate due March 8, 2017 with a quarterly put beginning March 8, 2010. The rate resets quarterly and was 0.00% at December 31, 2009	10,000,000	10,000,000
Sold in a structured agreement at a fixed rate of 4.75% due August 21, 2017 with a quarterly put beginning August 21, 2011	5,000,000	5,000,000

	$32,843,465	$41,497,491

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12.	OTHER BORROWINGS
Other borrowings consist of the following:

	December 31,
	2009	2008
Advance from Federal Home Loan Bank with interest at a fixed rate of 5.16% until March 24, 2009, due June 22, 2009	$—	$10,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 3.71%, due September 17, 2014	5,000,000	5,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 4.23% until August 17, 2010, due August 17, 2015	5,000,000	5,000,000
Advance from Federal Home Loan Bank with interest at a variable rate of 2.85%, due February 28, 2011	7,500,000	7,500,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 2.74% until January 25, 2010, due July 23, 2018	10,000,000	10,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 4.54%, due October 31, 2016	15,000,000	15,000,000

	$42,500,000	$52,500,000

The advances from Federal Home Loan Bank are collateralized by the pledging of a blanket lien on all first mortgage loans and other specific loans.

Other borrowings at December 31, 2009 have maturities in future years as follows:

2010	$—
2011	—
2012	7,500,000
2013	—
2014	5,000,000
Later years	30,000,000

$42,500,000

The Company and subsidiary Bank have available unused lines of credit with various financial institutions including the FHLB totaling approximately $47,536,000 at December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. INCOME TAXES
The income tax benefit in the consolidated statements of operations consists of the following:

	Years Ended December 31,
	2009	2008
Current	$(1,024,716)	$698,964
Deferred	(699,610)	(1,926,940)

	$(1,724,326)	$(1,227,976)

The Company’s income tax benefit differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2009	2008
Tax at federal income tax rate	$(1,148,059)	$(506,714)
Increase (decrease) resulting from:
Tax-exempt interest	(385,077)	(407,702)
Bank owned life insurance	(211,022)	(168,467)
Employee Stock Ownership Plan	(64,578)	(23,395)
Other	84,410	(121,698)

Provision for income tax benefits	$(1,724,326)	$(1,227,976)

The components of deferred taxes are summarized as follows:

Deferred tax assets:
Loan loss reserves	$1,520,552	$1,486,793
Deferred compensation	1,441,359	1,425,545
Organizational cost	—	4,832
Pension liability	1,464,415	1,495,663
Unrealized loss on securities available for sale	420,307	728,738
Impairment loss on securities available for sale	555,686	600,000
Stock-based compensation	367,796	300,567
Nonaccrual loans	244,148	81,136
Premises held for sale	200,988	—
Other real estate owned	314,192	—
Other	21,465	5,676

	6,550,908	6,128,950

Deferred tax liabilities:
Depreciation and amortization	104,381	31,701
Realized gains on terminated cash flow hedges	305,313	446,060
Deferred pension costs	31,024	35,468
Deferred loans costs	69,175	75,384

	509,893	588,613

Net deferred tax assets	$6,041,015	$5,540,337

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. LOSS PER SHARE
The components used to calculate basic and diluted loss per share follows:

	Years Ended December 31,
	2009	2008
Basic Loss and Shares:
Net Loss	$(1,652,319)	$(262,360)

Weighted-average basic shares outstanding	10,053,122	10,208,981

Basic Loss Per Share:
Net Loss	$(0.16)	$(0.03)

Diluted Loss and Shares:
Net Loss	$(1,652,319)	$(262,360)

Weighted-average basic shares outstanding	10,053,122	10,208,981
Add: Stock options and nonvested shares	—	—

Weighted-average diluted shares outstanding	10,053,122	10,208,981

Diluted Loss Per Share:
Net Loss	$(0.16)	$(0.03)

At December 31, 2009 and 2008, potential common shares of 689,570 and 614,168 were not included in the calculation of diluted loss per share because the assumed exercise of such shares would be anti-dilutive.
NOTE 15. STOCK PLANS AND STOCK-BASED COMPENSATION
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
At December 31, 2009, there was approximately $435,000 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)
A summary of the status of the two plans at December 31, 2009 and 2008, along with changes during the years then ended follows:

	2009		2008
		Weighted-Average		Weighted-Average
		Exercise		Exercise
	Number	Price	Number	Price
Under option, beginning of year	491,555	$12.55	474,605	$12.60
Granted	6,000	6.97	19,750	11.25
Exercised	—	—	—	—
Forfeited	—	—	(2,240)	12.54
Expired	—	—	(560)	12.54

Under option, end of year	497,555	$12.48	491,555	$12.55

Exercisable at end of year	287,030	$12.59	188,720	$12.61

Weighted average fair value per option of options granted during year		$1.49		$1.91

Total grant date fair value of options vested during the year		$310,591		$303,124

Total intrinsic value of options exercised during the year		$—		$—

Shares available for grant		43,506		49,506

The following table presents information on stock options outstanding for the period shown, less estimated forfeitures:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Stock options vested and expected to vest:
Number	497,555	491,555
Weighted Average Exercise Price	$12.48	$12.55
Aggregate Intrinsic Value	—	—
Weighted Average Contractual Term of Options	6.5 years	7.5 years

Stock options vested and currently exercisable:
Number	287,030	188,720
Weighted Average Exercise Price	$12.59	$12.60
Aggregate Intrinsic Value	—	—
Weighted Average Contractual Term of Options	6.4 years	7.4 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)
A further summary of the options outstanding at December 31, 2009 follows:

		Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Contractual Life in	Exercise		Exercise
Range of Exercise Prices	Number	Years	Price	Number	Price
$6.97	6,000	9.9	$6.97	-	$—
$11.25	19,750	8.0	$11.25	4,500	$16.63
$12.54	464,305	6.4	$12.54	278,580	$12.54
$16.63	7,500	6.9	$16.63	3,950	$11.25

	497,555	6.5	$12.48	287,030	$12.59

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock. Expected dividends are based on expected dividend trends and the expected market price of the Company’s stock price at grant. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions listed in the table below were used for the period indicated.

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
Weighted-average risk-free interest rate	3.36%		4.01%
Weighted average expected life of the options	7.5	years	7.5	years
Weighted average expected dividends (as a percent of the fair value of the stock)	3.12%		2.55%
Weighted-average expected volatility	24.50%		14.37%
For the years ended December 31, 2009 and 2008, the Company recognized pre-tax compensation expense related to stock options of approximately $311,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)
The Company also grants restricted stock periodically as a part of the 2006 Plan for the benefit of employees and directors. Under the Plan, 220,328 shares of common stock were reserved for restricted stock grants. At December 31, 2009, restricted stock grants covering 219,410 shares of common stock had been issued, 15,516 had been forfeited, and 16,434 shares were available for grant. Restricted stock grants are made at the discretion of the Board of Directors. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period which is currently five years for all grants issued. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. The restriction is based upon continuous service. Restricted stock consists of the following for the year ended December 31, 2009:

		Weighted
		Average
		Market
	Restricted	Price
	Shares	at Grant
Balance, beginning of year	122,613	$12.50
Granted	2,000	6.97
Vested	(39,602)	12.54
Forfeited	—	—

Balance, end of year	85,011	$12.35

The balance of unearned compensation related to these restricted shares as of December 31, 2009 was approximately $729,000, which is expected to be recognized over a weighted-average of 1.6 years. Total compensation expense recognized for the restricted shares granted to employees and directors for the years ended December 31, 2009 and 2008 was approximately $497,000 and $498,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS
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
In March 2008, the Company terminated these swap agreements for a cash payment from its counterparty in the amount of $898,725. This gain, net of tax, is reported as a component of other comprehensive income, and will be accreted to interest income over the remaining life of the swap agreements. As of December 31, 2009 and 2008, the Company had a balance of $555,575 and $751,661, respectively, of unaccreted gain related to these swap agreements. In May 2008, the Company entered into two, 3-year interest rate swap agreements totaling a $20 million notional amount to hedge against interest rate risk in a declining rate environment. In November 2008, the Company terminated these swap agreements for a cash payment from its counterpart in the amount of $376,471. This gain, net of tax, is reported as a component of other comprehensive income, and will be accreted to interest income over the remaining life of the swap agreements. As of December 31, 2009 and 2008, the Company had a balance of $207,708 and $363,489, respectively, of unaccreted gain related to these swap agreements. For the year ended December 31, 2009 and 2008, the Company recorded interest income of $351,867 and $160,046 on the accretion of terminated cash flow hedges. The Company also reported net interest income of $141,854 during 2008 for periods in which the above cash flow hedges were effective. At December 31, 2009, the Company had no remaining derivative contracts in place.
The following table sets forth the amounts of deferred gain that will be accreted into interest income from these cash flow hedges in the years indicated:

2010	$351,866
2011	248,013
2012	163,405

$763,284

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. COMMITMENTS AND CONTINGENCIES
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
The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2009	2008
Commitments to extend credit	$37,570,312	$37,200,583
Standby letters of credit	834,060	4,989,085

	$38,404,372	$42,189,668

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
At December 31, 2009 and 2008, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2009 and 2008.
Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. CONCENTRATIONS OF CREDIT
The Company makes commercial, residential, construction, agricultural, agribusiness and consumer loans to customers primarily in counties in South Georgia and North Central Florida. A substantial portion of the Company’s customers’ abilities to honor their contracts is dependent on the business economy in the geographical areas served by the Bank.
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
The Bank does not extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $11.8 million, in accordance with Georgia banking regulations.
NOTE 19. REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2009, there was no retained earnings available for dividend declaration without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2009 and 2008, the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2009, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. REGULATORY MATTERS (Continued)
The Company and the Bank’s actual capital amounts and ratios are presented in the following table.

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2009
Total Capital to Risk Weighted Assets
Consolidated	$66,476	16.8%	$31,735	8.0%	$	N/A	—
HeritageBank of the South	60,004	15.5%	31,067	8.0%		38,834	10.0%
Tier I Capital to Risk Weighted Assets
Consolidated	$61,586	15.5%	$15,867	4.0%	$	N/A	—
HeritageBank of the South	55,114	14.2%	15,534	4.0%		23,301	6.0%
Tier I Capital to Average Assets:
Consolidated	$61,586	12.4%	$19,803	4.0%	$	N/A	—
HeritageBank of the South	55,114	11.2%	19,724	4.0%		24,655	5.0%
As of December 31, 2008
Total Capital to Risk Weighted Assets
Consolidated	$66,767	18.4%	$29,035	8.0%	$	n/a	—
HeritageBank of the South	59,670	16.7%	28,654	8.0%		35,818	10.0%
Tier I Capital to Risk Weighted Assets
Consolidated	$61,816	17.0%	$14,517	4.0%	$	n/a	—
HeritageBank of the South	55,178	15.4%	14,327	4.0%		21,491	6.0%
Tier I Capital to Average Assets:
Consolidated	$61,816	12.6%	$19,622	4.0%	$	n/a	—
HeritageBank of the South	55,178	11.0%	19,983	4.0%		24,979	5.0%
Heritage Financial Group is subject to Georgia capital requirements for holding companies. At December 31, 2009, Heritage Financial Group had total equity of approximately $60.8 million or 10.6% of total assets as of that date. Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier 1 leverage capital of $61.6 million or 12.4%, which is $41.7 million above the 4.0% requirement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20. FAIR VALUE OF ASSETS AND LIABILITIES
Determination of Fair Value
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic (FASB ASC 820), the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.
Fair Value Hierarchy
In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
Level 1 — Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 — Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
Level 3 — Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20. FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20. FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable		Total
	Identical Assets	Inputs	Inputs		Carrying
	(Level 1)	(Level 2)	(Level 3)	Netting	Value
December 31, 2009
Securities available for sale
Debt securities	$—	$119,905,776	$—	$—	$119,905,776
Marketable equity securities	48,000	573,124	—	—	621,124

Total securities available for sale	$48,000	$120,478,900	$—	$—	$120,526,900

December 31, 2008
Securities available for sale
Debt securities	$—	$115,872,984	$—	$—	$115,872,984
Marketable equity securities	21,000	246,541	—	—	267,541

Total securities available for sale	$21,000	$116,119,525	$—	$—	$116,140,525

Assets Measured at Fair Value on a Nonrecurring Basis: Under certain circumstances, adjustments are made to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total Gains
	(Level 1)	(Level 2)	(Level 3)	(Losses)
December 31, 2009
Impaired loans	$—	$—	$7,236,764	$(4,274,496)
Foreclosed assets	—	—	530,028	(362,200)

Total	$—	$—	$7,766,792	$(4,636,696)

December 31, 2008
Impaired loans	$—	$—	$7,207,780	$(665,106)
Foreclosed assets	—	—	1,386,726	(448,050)

Total	$—	$—	$8,594,506	$(1,113,156)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20. FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
In accordance with the provisions of the loan impairment guidance (FASB ASC 310-10-35), individual loans were written down to their fair value. Loans applicable to write downs of impaired loans are estimated using the present value of expected cash flows or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed assets as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks and interest-bearing deposits in banks	$58,157,804	$58,157,804	$10,905,360	$10,905,360

Federal funds sold	$11,340,000	$11,340,000	$30,254,000	$30,254,000

Securities available for sale	$120,526,900	$120,526,900	$116,140,525	$116,140,525

Federal home loan bank stock	$3,253,400	$3,253,400	$3,185,800	$3,185,800

Other equity securities	$1,010,000	$1,010,000	$1,010,000	$1,010,000

Loans	$334,138,932	$341,971,372	$302,487,892	$309,635,072
Allowance for loan losses	6,060,460	—	4,950,722	—

Loans, net	$328,078,472	$341,971,372	$297,537,170	$309,635,072

Accrued interest receivable	$2,799,375	$2,799,375	$2,155,327	$2,155,327

Financial liabilities:
Deposits	$426,606,522	$424,097,453	$338,545,994	$336,904,274

Federal funds purchased and securities sold under repurchase agreements	$32,843,465	$35,285,910	$41,497,491	$44,497,491

Other borrowings	$42,500,000	$44,563,744	$52,500,000	$56,936,956

Accrued interest payable	$706,321	$706,321	$1,045,042	$1,045,042

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21. CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
Assets
Cash and due from banks	$4,264,674	$112,682
Federal funds sold	—	62,000
Other equity securities, at cost	1,010,000	1,010,000
Securities available for sale, at fair value	401,712	4,616,161
Investment in subsidiary	54,461,917	55,884,743
Premises and equipment, net	476,028	469,986
Other assets	1,088,572	941,580

Total assets	$61,702,903	$63,097,152

Liabilities
Other liabilities	$886,062	$884,179

Stockholders’ equity	60,816,841	62,212,973

Total liabilities and stockholders’ equity	$61,702,903	$63,097,152

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21. CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP (PARENT COMPANY ONLY) (Continued)
CONDENSED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Income
Dividends from subsidiary	$1,000,000	$1,571,500
Interest	101,744	359,260
Impairment loss on securities	—	(860,049)
Gains on sales of securities	37,215	89,250
Other income	—	1,571

Total income	1,138,959	1,161,532

Expense
Depreciation	13,197	14,705
Other expense	702,195	768,009

Total expense	715,392	782,714

Income before income tax benefits and equity in distributions in excess of earnings of subsidiary	423,567	378,818

Income tax benefits	231,563	441,145

Income before distribution in excess of earnings of subsidiary	655,130	819,963

Distributions in excess of earnings of subsidiary	(2,307,449)	(1,082,323)

Net loss	$(1,652,319)	$(262,360)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.	CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP (PARENT COMPANY ONLY) (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
OPERATING ACTIVITIES
Net loss	$(1,652,319)	$(262,360)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,197	14,705
Excess tax (benefit) shortfall related to stock-based compensation plans	58,494	3,432
Stock-based compensation expense	226,084	225,420
Impairment losses on securities available for sale		860,049
Gains on sales of securities	(37,215)	(89,250)
Distributions in excess of earnings of subsidiary	2,307,449	1,082,323
Other operating activities	(224,967)	(393,772)

Total adjustments	2,343,042	1,702,907

Net cash provided by operating activities	690,723	1,440,547

INVESTING ACTIVITIES
Decrease in federal funds sold	62,000	2,401,000
Purchase of premises and equipment	(19,239)	—
Purchases of securities available for sale	(964,033)	—
Proceeds from maturities of securities available for sale	1,707,321	1,101,362
Proceeds from sale of securities available for sale	3,561,788	409,250
Purchase of other equity securities	—	(1,010,000)

Net cash provided by investing activities	4,347,837	2,901,612

FINANCING ACTIVITIES
Shares released to employee stock ownership plan	409,077	487,882
Excess tax (benefit) shortfall related to stock-based compensation plans	(58,494)	(3,432)
Purchase of treasury shares, net	(516,426)	(4,241,148)
Dividends paid to stockholders	(720,725)	(786,914)

Net cash used in financing activities	(886,568)	(4,543,612)

Net increase (decrease) in cash and due from banks	4,151,992	(201,453)

Cash and due from banks at beginning of year	112,682	314,135

Cash and due from banks at end of year	$4,264,674	$112,682

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.	STOCK REPURCHASE PLAN

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

In October 2008, the Board of Directors approved a plan to repurchase 125,000 shares. The Company completed this plan, purchasing 125,000 shares for a total cost of $1,242,838. In December 2008, the Board of Directors approved a plan to repurchase 250,000 shares. This plan was renewed by the Board for one more year in December 2009. As of December 31, 2009, the Company had acquired 76,026 shares under this plan for a total cost of $633,021.

NOTE 23.	SUBSEQUENT EVENTS

Branch Acquisition

On February 23, 2010, the Company entered into a Purchase and Assumption Agreement with The Park Avenue Bank, providing for the acquisition of five branches in Georgia. These branches are located in: Statesboro (2), Baxley, Hazlehurst and Adel. In the transaction, the Company will purchase approximately $52 million in loans, the real and personal property of the branches, and will assume approximately $72 million in non-certificate deposits, upon which the Company will pay a deposit premium of 1.5%, with a guaranteed minimum payment of $900,000. Additionally, the Company will assume an estimated $30 million in certificates of deposit that mature within 45 days of the transaction’s closing; no deposit premium will be paid on these certificates of deposit. The transaction is expected to close in the second quarter of 2010 and is subject to regulatory approval.

Second Step Stock Offering

On March 17, 2010, the Company adopted a plan to reorganize from a two-tier mutual holding company to a full stock holding company and will undertake a “second-step” offering of shares of the holding company’s common stock. The conversion and offering is expected to be completed in the third quarter of 2010, subject to regulatory, stockholder and depositor approvals.

As part of the reorganization, HeritageBank of the South will become a wholly owned subsidiary of a to-be-formed stock corporation, Heritage Financial Group, Inc. Shares of the common stock of the Company, other than those held by Heritage, MHC, will be converted into shares of common stock in Heritage Financial Group, Inc., using an exchange ratio designed to preserve current percentage ownership interests. Shares owned by Heritage, MHC will be retired, and new shares representing that ownership will be offered and sold to the Bank’s eligible depositors, the Bank’s tax-qualified employee benefit plans and to members of the general public as set forth in the Plan of Conversion and Reorganization of Heritage, MHC.

The Plan of Conversion and Reorganization of Heritage, MHC will be submitted to the Office of Thrift Supervision and the Georgia Department of Banking and Finance for regulatory approval. Upon receipt of regulatory approvals, the Company will seek approval from its stockholders and HeritageBank of the South depositors.