Form 10-Q
period 2010-03-31
Heritage Financial Group
filed 2010-05-17
CIK 1320002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Commission File Number 000-51305

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date: At May 15, 2010 there were 10,399,535 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

	Unaudited	Audited
	March 31,	December 31,
	2010	2009
Assets
Cash and due from banks	$24,413,685	$14,921,517
Interest-bearing deposits in banks	26,988,358	43,236,287
Federal funds sold	15,655,000	11,340,000
Securities available for sale, at fair value	115,551,744	120,526,900
Federal Home Loan Bank stock, at cost	3,253,400	3,253,400
Other equity securities, at cost	1,010,000	1,010,000

Loans	342,495,227	334,138,932
Less allowance for loan losses	5,816,171	6,060,460

Loans, net	336,679,056	328,078,472

Premises and equipment, net	16,791,176	15,590,120
Premises held for sale	1,080,000	1,080,000
Accrued interest receivable	2,736,813	2,799,375
Foreclosed assets	3,567,520	1,795,544
Intangible assets	1,539,675	1,570,832
Cash surrender value of bank owned life insurance	14,908,315	14,756,771
Other assets	10,188,137	11,988,301

	$574,362,879	$571,947,519

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$28,375,397	$28,881,905
Interest-bearing	400,027,589	397,724,617

Total deposits	428,402,986	426,606,522

Federal funds purchased and securities sold under repurchase agreements	32,777,942	32,843,465
Other borrowings	42,500,000	42,500,000
Accrued interest payable	671,159	706,321
Other liabilities	8,395,961	8,474,370

Total liabilities	512,748,048	511,130,678

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,454,344 issued and outstanding	114,543	114,543
Capital surplus	40,814,393	40,609,551
Retained earnings	39,554,186	38,984,165
Accumulated other comprehensive loss	(2,474,282)	(2,387,234)
Unearned employee stock ownership plan (ESOP) shares, 231,368 and 242,385 shares	(2,313,675)	(2,423,850)

	75,695,165	74,897,175
Treasury stock, at cost, 1,055,084 shares	(14,080,334)	(14,080,334)

Total stockholders’ equity	61,614,831	60,816,841

	$574,362,879	$571,947,519

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2010 and 2009

	For the Three Months
	2010	2009
Interest income
Interest and fees on loans	$5,319,840	$4,593,289
Interest on taxable securities	776,046	1,225,709
Interest on nontaxable securities	298,077	292,643
Interest on federal funds sold	8,899	16,552
Interest on deposits in other banks	44,149	262

	6,447,011	6,128,455

Interest expense
Interest on deposits	1,524,353	1,887,761
Interest on other borrowings	513,290	684,632

	2,037,643	2,572,393

Net interest income	4,409,368	3,556,062
Provision for loan losses	500,000	800,000

Net interest income after provision for loan losses	3,909,368	2,756,062

Noninterest income
Service charges on deposit accounts	823,800	807,835
Other service charges, commissions and fees	402,570	359,846
Brokerage fees	221,595	194,358
Mortgage origination fees	38,896	105,684
Bank owned life insurance	151,544	150,140
Gain on sales of securities	151,847	21,398
Other	21,310	6,205

	1,811,562	1,645,466

Noninterest expense
Salaries and employee benefits	2,564,882	2,197,689
Equipment	254,726	273,388
Occupancy	306,280	292,347
Advertising and marketing	120,192	87,524
Legal and accounting	148,542	117,880
Consulting & other professional fees	71,205	61,572
Directors fees and retirement	138,711	153,108
Telecommunications	69,361	61,956
Supplies	57,567	38,112
Data processing fees	480,689	329,960
(Gain) loss on sales and write-downs of other real estate owned	(231,128)	49,064
Foreclosed asset expenses	170,842	44,990
FDIC insurance and other regulatory fees	170,457	80,956
Other operating	382,040	326,133

	4,704,366	4,114,679

Income before income taxes	1,016,564	286,849

Applicable income tax (benefits)	218,809	(107,774)

Net income	$797,755	$394,623

Basic earnings per share	$0.08	$0.04

Diluted earnings per share	$0.08	$0.04

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2010 and 2009

	For the Three Months
	2010	2009
Net income	$797,755	$394,623

Other comprehensive income (loss):
Accretion of realized gain on terminated cash flow hedge, net of tax of $35,187	(52,780)	(52,780)
Unrealized holding gains on investments arising during the period, net of tax of $37,893 and $137,421	56,840	206,131
Reclassification adjustment for investment gains included in net income, net of tax of $60,739 and $8,559	(91,108)	(12,839)

Total other comprehensive income (loss)	(87,048)	140,512

Comprehensive income	$710,707	$535,135

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2010 and
The Year Ended December 31, 2009

							Accumulated
					Unearned		Other
	Common Stock		Capital	Retained	ESOP	Treasury	Comprehensive
	Shares	Par Value	Surplus	Earnings	Shares	Stock	Income (Loss)	Total
Balance, December 31, 2008	11,452,344	$114,523	$39,861,237	$41,357,209	$(2,864,550)	$(13,569,813)	$(2,685,633)	$62,212,973
Net loss	—	—	—		—	—	—	(1,652,319)
Cash dividend declared, $0.32 per share	—	—	—	(720,725)	—	—	—	(720,725)
Stock-based compensation expense	—	—	807,402	—	—	—	—	807,402
Repurchase of 62,026 shares of stock for the treasury	—	—	—	—	—	(516,426)	—	(516,426)
Issuance of 440 shares of common stock from the treasury	—	—	(2,602)	—		5,905	—	3,303
Issuance of restricted shares of common stock	2,000	20	(20)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	298,399	298,399
Tax benefit shortfall from stock-based compensation plans	—	—	(58,494)	—	—	—	—	(58,494)
ESOP shares earned, 44,070 shares	—	—	(73,946)	—	440,700	—	—	366,754
Tax benefit on ESOP expense	—	—	75,974	—	—	—	—	75,974

Balance, December 31, 2009	11,454,344	$114,543	$40,609,551	$38,984,165	$(2,423,850)	$(14,080,334)	$(2,387,234)	$60,816,841

Net income	—	—	—	797,755	—	—	—	797,755
Cash dividend declared, $0.09 per share	—	—	—	(227,734)	—	—	—	(227,734)
Stock-based compensation expense	—	—	201,796	—	—	—	—	201,796
Other comprehensive loss	—	—	—	—	—	—	(87,048)	(87,048)
Excess tax expense from stock based compensation plans	—	—	5,574	—	—	—	—	5,574
ESOP shares earned, 11,018 shares	—	—	(9,187)	—	110,175	—	—	100,988
Tax benefit on ESOP expense			6,659					6,659

Balance, March 31, 2010	11,454,344	$114,543	$40,814,393	$39,554,186	$(2,313,675)	$(14,080,334)	$(2,474,282)	$61,614,831

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2010 and 2009

	For the Three Months
	2010	2009
OPERATING ACTIVITIES
Net income	$797,755	$394,623

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	215,449	227,484
Deposit premium amortization	40,463	—
Provision for loan losses	500,000	800,000
ESOP compensation expense	100,988	86,302
Stock-based compensation expense	201,796	201,797
Net gain on sales of securities available for sale	(151,847)	(21,398)
Accretion of gain on termination of cash flow hedge	(87,967)	(87,967)
Increase in bank owned life insurance	(151,544)	(150,141)
Excess tax shortfall related to stock-based compensation plans	(5,574)	—
Excess tax expense related to ESOP	(6,659)	—
(Increase) decrease in interest receivable	62,563	(89,188)
Decrease in interest payable	(35,162)	(223,733)
Increase (decrease) in taxes payable	826,482	(107,775)
(Gain) loss on sales and write-downs of other real estate owned	(231,128)	49,064
Net other operating activities	965,537	545,214

Total adjustments	2,243,396	1,229,659

Net cash provided by operating activities	3,041,151	1,624,282

INVESTING ACTIVITIES
Decrease in interest-bearing deposits in banks	16,247,929	94,294
Purchases of securities available for sale	(15,364,450)	(29,145,589)
Proceeds from maturities of securities available for sale	11,542,144	7,859,291
Proceeds from sale of securities available for sale	8,892,197	9,058,238
Net change in Federal Home Loan Bank stock	—	(67,600)
(Increase) decrease in federal funds sold	(4,315,000)	20,541,000
(Increase) decrease in loans, net	(11,408,407)	3,803,201
Purchase of premises and equipment	(1,416,504)	(197,250)
Proceeds from acquisition activity	921,195	—
Proceeds from sale of other real estate owned	766,974	886,667

Net cash provided by investing activities	5,866,078	12,832,252

FINANCING ACTIVITIES
Increase (decrease) in deposits	865,964	(17,053,821)
Increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	(65,524)	5,615,928
Excess tax benefit related to stock-based compensation plans	5,574	—
Excess tax related to ESOP	6,659	—
Purchase of treasury stock, net	—	(410,739)
Dividends paid to stockholders	(227,734)	(204,597)

Net cash provided by (used in) financing activities	584,939	(12,053,229)

Net increase in cash and due from banks	9,492,168	2,403,305
Cash and due from banks at beginning of period	14,921,517	10,159,602

Cash and due from banks at end of period	$24,413,685	$12,562,907

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,072,805	$2,769,127
Taxes	9,000	—

NONCASH TRANSACTIONS
Decrease in unrealized losses on securities available for sale	$57,113	$322,154
Principal balances of loans transferred to other real estate owned	2,346,229	207,698
See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES
The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, contingent assets and liabilities, deferred tax assets, other-than-temporary impairments of securities and the fair value of financial instruments.
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan. The table below sets forth our earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months
	2010	2009
Basic earnings per share:
Net income	$797,755	$394,623

Weighted average common shares outstanding	10,081,094	10,026,182

Total basic earnings per common share	$0.08	$0.04

Diluted earnings per share:
Net income	$797,755	$394,623

Weighted average common shares outstanding	10,081,094	10,026,182
Effect of dilutive stock options and restricted stock	698	—

Weighted average dilutive common shares outstanding	10,081,792	10,026,182

Total diluted earnings per common share	$0.08	$0.04

At March 31, 2010 and 2009, potential common shares of 689,570 and 612,267 were not included in the calculation of diluted earnings per share because the assumed exercise of such shares would be anti-dilutive.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — SHARE BASED COMPENSATION
On May 17, 2006, our stockholders approved the 2006 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, to provide directors, advisory directors, officers and employees of Heritage Financial Group and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence and to provide such individuals with an equity interest in Heritage Financial Group. Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 771,149 shares, of which 550,281 were available as stock options or stock appreciation rights and 220,328 shares were available as restricted stock awards. During 2006, the Compensation Committee of the Board of Directors granted stock options and tandem stock appreciation rights totaling 520,605 shares and granted restricted stock awards totaling 207,905 shares. During the first quarter of 2008, an additional 19,750 of tandem stock option and stock appreciation rights, and 9,505 of restricted stock awards were granted to employees. Additionally, during the fourth quarter of 2009, 6,000 tandem stock options and stock appreciation rights and 2,000 restricted stock awards were granted to employees. There were no grants of restricted stock, stock options, or stock appreciation rights during the quarter ended March 31, 2010. All stock options, stock appreciation rights and restricted stock awards vest over a period of five years.
The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period. As of March 31, 2010, there was approximately $606,000 of unrecognized compensation associated with these awards. For the three months ended March 31, 2010 and 2009, the Company recognized compensation expense associated with these awards of approximately $123,000 and $124,000, respectively.
The Company recognized compensation expense related to stock options of approximately $77,000 and $78,000 for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, there was approximately $376,000 of unrecognized compensation related to stock options.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — SECURITIES
The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2010:

U.S. Government sponsored agency securities (GSE’s)*	$22,962,984	$106,443	$(66,866)	$23,002,561
State and municipal securities	28,551,170	160,135	(1,326,091)	27,385,214
Corporate debt securities	2,176,655	—	(437,754)	1,738,901
GSE residential mortgage-backed securities	58,585,352	508,887	(18,827)	59,075,412

Private label residential mortgage-backed securities	3,649,563	22,093	—	3,671,656

Total debt securities	115,925,724	797,558	(1,849,538)	114,873,744
Equity securities	751,522	55,799	(129,321)	678,000

Total securities**	$116,677,246	$853,357	$(1,978,859)	$115,551,744

December 31, 2009:

U.S. Government sponsored agency securities (GSE’s)*	$30,571,605	$190,036	$(299,664)	$30,461,977
State and municipal securities	30,142,545	196,013	(1,215,694)	29,122,864
Corporate debt securities	2,178,999	44,976	(313,757)	1,910,218
GSE residential mortgage-backed securities	54,091,124	449,796	(4,682)	54,536,238
Private label residential mortgage-backed securities	3,859,494	15,015	(30)	3,874,479

Total debt securities	120,843,767	895,836	(1,833,827)	119,905,776
Equity securities	751,521	47,999	(178,396)	621,124

Total securities**	$121,595,288	$943,835	$(2,012,223)	$120,526,900

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

**	At March 31, 2010 and December 31, 2009, the Company held no securities of any single issuer (excluding the U.S. Government and federal agencies) with a book value that exceeded 10% of stockholders’ equity.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 —	SECURITIES (Continued)
The amortized cost and fair value of debt securities available for sale as of March 31, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due from one year to five years	1,526,655	1,384,886
Due from five to ten years	7,589,779	7,401,484
Due after ten years	44,574,375	43,340,306
Mortgage-backed securities	62,234,915	62,747,068

	$115,925,724	$114,873,744

Securities with a carrying value of $47,988,416 and $46,814,000 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	March 31,	March 31,
	2010	2009
Gross gains on sales of securities	$152,707	$21,690
Gross losses on sales of securities	(860)	(292)

Net realized gains on sales of securities available for sale	$151,847	$21,398

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 —	SECURITIES (Continued)
The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
March 31, 2010:
U.S. Government sponsored agency securities (GSE’s)	$9,030,743	$(66,866)	$—	$—	$9,030,743	$(66,866)
State and municipal securities	10,110,278	(288,899)	11,049,266	(1,037,192)	21,159,544	(1,326,091)
Corporate securities	869,745	(148,551)	869,156	(289,203)	1,738,901	(437,754)
GSE residential mortgage-backed securities	6,839,379	(18,827)	—	—	6,839,379	(18,827)
Private label residential mortgage- backed securities	—	—	—	—	—	—

Subtotal, debt securities	26,850,145	(523,143)	11,918,422	(1,326,395)	38,768,567	(1,849,538)
Equity securities	—	—	305,479	(129,321)	305,479	(129,321)

Total temporarily impaired securities	$26,850,145	$(523,143)	$12,223,901	$(1,455,716)	$39,074,046	$(1,978,859)

December 31, 2009:
U.S. Government sponsored agency securities (GSE’s)	$14,295,966	$(299,664)	$—	$—	$14,295,966	$(299,664)
State and municipal securities	8,125,696	(311,298)	10,722,375	(904,396)	18,878,071	(1,215,694)
Corporate debt securities	—	—	845,308	(313,757)	845,308	(313,757)
GSE residential mortgage-backed securities	2,883,976	(4,682)	—	—	2,883,976	(4,682)
Private label residential mortgage- backed securities	24,344	(30)	—	—	—	(30)

Subtotal, debt securities	25,329,982	(615,674)	11,567,683	(1,218,153)	36,897,665	(1,833,827)
Equity securities	—	—	256,504	(178,396)	256,404	(178,396)

Total temporarily impaired securities	$25,329,982	$(615,674)	$11,824,087	$(1,396,549)	$37,154,069	$(2,012,223)

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

The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons. In addition, this investment is subject to restrictions relating to sale, transfer or other disposition. Dividends are recognized in income when declared. The carrying value of this investment at March 31, 2010 is $3,253,400. The estimated fair value of this investment is $3,253,400 as of March 31, 2010, and therefore is not considered impaired.

Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia. The Company accounts for this investment by the cost method. This investment represents approximately 4.9% of the outstanding shares of Chattahoochee. Since its initial capital raise, Chattahoochee has not had any stock transactions, and therefore, no fair market value is readily available. The carrying value of this investment at March 31, 2010, is $1,010,000. The Company plans to hold this investment for the foreseeable future, and does not consider it impaired as of March 31, 2010.
NOTE 5 —	FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted Fair Value Measurements and Disclosures (FASB ASC 820), Fair Value Measurements. Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair Value Measurements and Disclosures applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

Fair Value Measurements and Disclosures emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, Fair Value Measurements and Disclosures establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Level 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale investment securities	$55,800	$115,495,944	$—	$115,551,744

Total assets at fair value	$55,800	$115,495,944	$—	$115,551,744

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 —	FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

At March 31, 2010, there were no impaired loans reported at fair value utilizing Level 2 valuation inputs. Impaired loans with a carrying value of $6,420,153 were reduced by specific valuation allowance allocations totaling $1,237,966 for a total reported fair value of $5,182,187 on collateral valuations utilizing Level 3 valuation inputs at March 31, 2010.

Fair Value Option

Fair Value Measurements and Disclosures (FASB ASC 820) allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. While this became effective for the Company beginning January 1, 2008, the Company has not elected the fair value option that is offered.

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

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 —	FAIR VALUE MEASUREMENTS (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks and interest-bearing deposits in banks	$51,402,043	$51,402,043	$58,157,804	$58,157,804

Federal funds sold	$15,655,000	$15,655,000	$11,340,000	$11,340,000

Securities available for sale	$115,551,744	$115,551,744	$120,526,900	$120,526,900

Federal home loan bank stock	$3,253,400	$3,253,400	$3,253,400	$3,253,400

Other equity securities	$1,010,000	$1,010,000	$1,010,000	$1,010,000

Loans	$342,495,227	$346,140,810	$334,138,932	$341,971,372
Allowance for loan losses	5,816,171	—	6,060,460	—

Loans, net	$336,679,056	$346,140,810	$328,078,472	$341,971,372

Accrued interest receivable	$2,736,813	$2,736,813	$2,799,379	$2,799,379

Financial liabilities:
Deposits	$428,402,986	$426,709,068	$426,606,522	$424,097,453

Federal funds purchased and securities sold under repurchase agreements	$32,777,942	$35,474,747	$32,843,465	$35,285,910

Other borrowings	$42,500,000	$44,910,940	$42,500,000	$44,563,744

Accrued interest payable	$671,159	$671,159	$706,321	$706,321

NOTE 6 — SUBSEQUENT EVENTS

Subsequent events and transactions that occurred after March 31, 2010 but prior to May 17, 2010, the date these financial statements were available to be issued, have been evaluated for potential recognition or disclosure in these financial statements.

In April 2010, the Company declared a regular quarterly cash dividend of $0.09 per share. The dividend will be paid on May 21, 2010, to stockholders of record as of May 7, 2010.

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
Evolution of Business Strategy
We originally were chartered as a federal credit union in 1955. In 1998, we became a community chartered credit union. We accepted deposits and made loans to members who lived, worked or worshiped in the approved counties for the credit union charter. In 2001, we converted to a mutual thrift charter in order to better serve our customers and communities through a broader lending ability and an expanded customer base beyond the field of membership permitted for our credit union. The mutual holding company structure was established in 2002, and we converted from a thrift charter to a state savings bank charter in 2005. We feel this structure suits our continued efforts to grow and expand our commercial business.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
On March 17, 2010, the Company adopted a plan to reorganize from a two-tier mutual holding company to a full stock holding company and will undertake a “second-step” offering of shares of the holding company’s common stock. The conversion and offering is expected to be completed in the third quarter of 2010, subject to regulatory, stockholder and depositor approvals. As part of the reorganization, HeritageBank of the South will become a wholly owned subsidiary of a to-be-formed stock corporation, Heritage Financial Group, Inc. Shares of the common stock of the Company, other than those held by Heritage, MHC, will be converted into shares of common stock in Heritage Financial Group, Inc., using an exchange ratio designed to preserve current percentage ownership interests. Shares owned by Heritage, MHC will be retired, and new shares of Heritage Financial Group, Inc. representing that ownership will be offered and sold to the Bank’s eligible depositors, the Bank’s tax-qualified employee benefit plans and members of the general public as set forth in the Plan of Conversion and Reorganization of Heritage, MHC. The Plan of Conversion and Reorganization of Heritage, MHC will be submitted to the Office of Thrift Supervision and the Georgia Department of Banking and Finance for regulatory approval. Upon receipt of regulatory approvals, the Company will seek approval from its stockholders and Heritage, MHC members (i.e, HeritageBank of the South depositors).
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
We continue to implement our business strategy, as set forth in our Form 10-K, which was filed with the Securities and Exchange Commission on April 4, 2010. A critical component of this strategy includes increasing our non-consumer based lending and our ability to continue to grow our commercial and small business loan portfolios. As of March 31, 2010, our non-consumer based lending represented approximately $190.4 million, or 55.9% of our total loan portfolio.
Another key component of our business strategy is the expansion of our operations outside of the Southwest Georgia market. On August 8, 2006, we commenced operating a branch in Ocala, Florida. On December 4, 2009, we acquired substantially all of the assets and assumed substantially all of the liabilities of the Tattnall Bank in Reidsville and Collins, Georgia, through an FDIC-assisted transaction. On December 31, 2009, we acquired the Lake City, Florida branch of Atlantic Coast Bank. On February 25, 2010, we announced that the Bank signed a definitive agreement to purchase five bank branches from The Park Avenue Bank (“PAB”). These branches are located in the Southeast Georgia markets of Statesboro (2), Hazlehurst and Baxley, and the Southwest Georgia market of Adel. We have received regulatory approval and expect this transaction to close May 24, 2010.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Critical Accounting Policies
We have not changed any of our critical accounting policies since those disclosed in our Form 10-K, which was filed with the Securities and Exchange Commission on April 4, 2010. Those accounting policies relate to the judgments and estimates used in the preparation of our financial statements in the calculation of the allowance for loan losses, the accounting for impaired loans and the provision for income taxes.
Off Balance Sheet Liabilities
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. We use the same credit policies in making these commitments as we do for on-balance sheet instruments. A summary of the Company’s commitments as of March 31, 2010, is as follows:

(In thousands)
Commitments to extend credit	$39,175
Financial stand-by letters of credit	704

$39,879

Comparison of Financial Condition at March 31, 2010 and December 31, 2009
Total assets increased by $2.4 million or 0.4% to $574.4 million at March 31, 2010, from $572.0 million at December 31, 2009. Total interest earning assets decreased $8.5 million or 1.7% to $500.7 million at March 31, 2010, from $509.2 million at December 31, 2009. Loans increased $8.4 million and federal funds increased $4.3 million, while interest-bearing deposits in banks decreased $16.2 million and securities available for sale decreased $5.0 million.
Due to the current sluggish economic environment, the demand for new borrowing is weak. However, we see opportunities to refinance sound borrowers from other financial institutions. We expect this demand to continue as many financial institutions in our markets are experiencing asset quality problems and are shrinking their balance sheets. In addition, we expect to add approximately $52.0 million in loans in our acquisition of the previously mentioned PAB branches. We continue to seek opportunities to grow our loan portfolio through organic growth, branch acquisitions, loan purchases, FDIC-assisted opportunities and whole bank acquisitions.
Securities available for sale and interest bearing deposits decreased primarily due to liquidating securities and interest bearing deposits to fund loans and to maintain a higher compensating balance in our primary correspondent account. This increase in our compensating balance allows us to utilize our excess liquidity position to offset various correspondent fees, which was more advantageous than maintaining a portion of the excess balance at the prevailing overnight federal funds rate. In addition, we have sold securities in our investment portfolio in order to shorten the overall duration of our portfolio. While this strategy decreases the yield in our portfolio, it has allowed us to take gains into income, and also better position our balance sheet for a rising interest rate environment.
Premises and equipment increased $1.2 million or 7.7% at March 31, 2010 due to our purchase of branches in Reidsville and Collins from the FDIC during the quarter. In the second quarter of 2010, we expect to add approximately $4.0 million in premises and equipment related to our purchase of the PAB branches. In addition, we expect to begin construction on a branch in Lee County during the second half of 2010 for an approximate cost of $1.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Foreclosed assets increased from $1.8 million to $3.6 million from December 31, 2009 to March 31, 2010. The primary reason for the increase was the addition of a $1.9 million undeveloped commercial property in the Atlanta metropolitan market. This property was foreclosed in March 2010, and was originally under contract for sale for $1.9 million. However, the buyer did not perform as agreed in the contract, and we are currently marketing this property for sale. The remainder of our foreclosed assets consists of various properties, primarily located in Southwest Georgia, with no single property having a book value over $400,000. All of these properties are being actively marketed for disposition. During the first quarter of 2010, we had gross proceeds on sales of OREO property of approximately $767,000 and recorded net gains of $231,000 on those sales.
Other assets decreased $1.8 million or 15.0% during the first quarter of 2010. This decrease was due primarily to a decrease in receivables from the FDIC related to the purchase of the Reidsville and Collins branches.
Total liabilities increased by $1.6 million or 0.3% to $512.7 million at March 31, 2010 compared with $511.1 million at December 31, 2009. Total interest bearing liabilities increased $2.2 million or 0.5% to $475.3 million at March 31, 2010 compared with $473.1 million at December 31, 2009. The increase was primarily attributable to an increase in interest bearing deposits of $2.3 million while federal funds purchased and securities sold under agreements to repurchase decreased by $66,000. The total amount of other borrowings remained level at $42.5 million during the first three months of 2010.
We expect deposits to increase by approximately $98.0 million when we complete our acquisition of the PAB branches. Approximately $72.0 million of these deposits consist of checking and money market accounts, while approximately $26.0 million is in certificates of deposit. The certificates of deposit mature within 45 days of our acquisition of the PAB branches. The remainder of the certificates of deposits of these branches will remain with PAB after the acquisition. Because PAB will not be operating branches in these markets, we expect some of those customers may return to us as their certificates of deposit mature, which we believe will add approximately $50.0 million to our deposit base in these markets over the next year.
Total equity increased $798,000 to $61.6 million at March 31, 2010, compared with $60.8 million at December 31, 2009. Net income of $798,000 for the first three months of 2010, stock based compensation of $202,000, and the allocation of $101,000 in ESOP shares increased equity, while the other comprehensive loss of $87,000 and dividends of $227,000 decreased equity.
Comparison of Operating Results
During the quarter ended March 31, 2010, we recorded net income of $798,000 compared to $395,000 in net income for the quarter ended March 31, 2009. The increase in income was due to an increase in net interest income, a decrease in loan loss provision expense and an increase in noninterest income. Offsetting these increases in income were increases in noninterest expense for the quarter.
Interest Income
Total interest income for the three months ended March 31, 2010, increased $319,000 or 5.2% to $6.4 million, compared to $6.1 million during the first quarter of 2009. The increase was due to an increase in average earning assets of $49.8 million during the 2010 quarter to $502.6 million compared with $452.8 million during the 2009 quarter. This increase in average earning assets was due primarily to our acquisition activity in the fourth quarter of 2009. The increase in the average balance of earning assets was offset by a 29 basis points decrease in yield on average earning assets to 5.32% during the first quarter of 2010 as compared to the yield of 5.61% earned during the same period in 2009. We expect the yield on our earning assets to continue to decrease slightly during the remainder of 2010 as we continue to see the effects of the Federal Reserve rate cuts from 2007 and 2008 as our loans and investment securities mature and reprice. In addition, as we carry excess liquidity on our balance sheet, primarily from our acquisition activity, we will see decreases in our overall yield on average earning assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Interest Expense
Total interest expense decreased $535,000 or 20.8% to $2.0 million for the quarter ended March 31, 2010, compared to $2.6 million during the same period in 2009. The cost of interest bearing liabilities decreased 76 basis points to 1.75% during the first quarter of 2010 compared with 2.51% during the same period in 2009. This decrease in costs was partially offset by an increase in the average balance of interest bearing liabilities during the first quarter of 2010 to $470.6 million, an increase of $54.0 million compared to $416.6 million during the first quarter of 2009. We experienced significant decreases in the cost of interest bearing liabilities during 2009 and the first quarter of 2010. However, we expect these decreases will slow during the remainder of 2010 as we near the end of the current rate cycle.
Net Interest Income
Net interest income for March 31, 2010 increased $853,000 or 24.0% from March 31, 2009. The net interest spread increased 47 basis points for the first quarter of 2010 to 3.57% compared with 3.10% during the same period in 2009. The net interest margin increased 37 basis points to 3.68% for the three months ended March 31, 2010 compared to 3.31% during the same period in 2009.
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

	Quarter Ended March 31
	2010				2009
	(Dollars in Thousands)
	Average		Interest		Average		Interest
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
Interest-Earning Assets:
Loans	$336,800		5,320	6.42%	$298,704		$4,593	6.24%
Taxable investment securities	88,166		776	3.52	96,723		1,225	5.07
Tax exempt investment securities	30,127		298	6.00	30,065		292	5.90
Federal funds sold	14,001		9	0.26	26,693		17	0.25
Interest bearing deposits with banks	33,419		44	0.54	536		1	0.20

Total interest-earning Assets	502,513		6,447	5.32	452,721		6,128	5.61

Interest-Bearing Liabilities:
Interest bearing demand	67,713		184	1.10	49,008		133	1.09
Savings and money market	157,288		300	0.77	112,162		369	1.34
Retail time deposits	156,448		961	2.49	133,623		1,161	3.53
Wholesale time deposits	13,580		79	2.37	24,488		224	3.72
Borrowings	75,548		513	2.76	97,293		684	2.85

Total interest-bearing liabilities	470,577		2,037	1.75	416,574		2,571	2.51

Net interest income			$4,410				$3,557

Net interest rate spread				3.57%				3.10%

Net earning assets	$31,936				$36,147

Net interest margin				3.68%				3.31%

Average interest-earning assets to average interest-bearing liabilities	1.07	x			1.09	x

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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

	Quarter Ended March 31,
	2010 vs. 2009
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$573	$154	$727
Taxable investment securities	(89)	(360)	(449)
Tax exempt investment securities	1	5	6
Federal funds sold	(9)	1	(8)
Interest bearing deposits with banks	42	1	43

Total interest-earning assets	$518	$(199)	319

Interest-bearing liabilities:
Interest bearing demand	$50	$1	51
Savings and money market	225	(294)	(69)
Retail time deposits	179	(379)	(200)
Wholesale time deposits	(79)	(66)	(145)
Borrowings	(97)	(74)	(171)

Total interest-bearing liabilities	$278	$(812)	(534)

Net interest income			$853

Our asset-liability management policy seeks to mitigate interest rate risk by making our balance sheet as neutral as possible to changes in interest rates. Although our goal is to be neutral to changes in rates, we will never achieve this without taking undue risk. Therefore, we remain exposed to fluctuation in interest rates. For more information on the effect of changes in interest rates, see Item 3 of this Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Provision for Loan Losses
During the quarter ended March 31, 2010, we recorded a $500,000 provision for loan losses, which decreased compared to the $800,000 provision during the same period in 2009. The following table sets forth asset quality information for the periods indicated:

	For the quarter ended
	3/31/10	12/31/09	3/31/09
		(Dollars in thousands)
Allowance for loan losses to total loans	1.70%	1.81%	1.82%
Allowance for loan losses to average loans	1.73%	1.98%	1.82%
Allowance for loan losses to non-performing loans	89.23%	78.39%	68.66%
Loan — 30 — 89 days past due & still accruing	$1,810	$3,247	$4,054
Nonaccrual loans	6,518	8,463	7,916
Loans — 90 days past due & still accruing	—	—	—
Total non-performing loans	6,518	8,463	7,916
OREO and repossessed assets	3,567	1,795	1,403
Total non-performing assets	10,085	9,526	9,319
Non-performing loans to total loans	1.90%	2.53%	2.66%
Non-performing assets to total assets	1.76%	1.79%	1.90%
Net charge-offs to average loans (annualized)	0.88%	7.42%	0.42%
Net charge-offs	$744	$5,667	$315
At March 31, 2010, our largest non-performing loan was $1.4 million secured by an owner-occupied retail building in Ocala, Florida. Our next largest non-performing loan at that date was $971,000 secured by a restaurant building in Ocala, Florida. Our next largest non-performing loan at that date was $861,000 secured by various residential and residential rental properties in Southwest Georgia. The remainder of our non-performing loans consist of various consumer and commercial loans, none exceeding $500,000. Current appraisals on real estate loans, expected cost of potential foreclosure or other disposition, and other potential losses on these loans are considered in our analysis of the allowance for loan losses.
Our internally criticized (watch list) and classified assets totaled $30.1 million at March 31, 2010, compared to $35.8 million at December 31, 2009 and $26.6 million at March 31, 2009. This includes loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These balances include the aforementioned nonperforming loans, other real estate, and repossessed assets. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses. Our internal loan review processes strive to identify weaknesses in loans prior to performance issues. However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
Noninterest Income
A summary of noninterest income, excluding securities transactions, follows:

	Three Months Ended March 31,
	2010	2009	$ Chg	% Chg
Service charges on deposit accounts	$823,800	$807,835	$15,965	1.98%
Other service charges, commissions and fees	402,570	359,846	42,724	11.87%
Brokerage fees	221,595	194,358	27,237	14.01%
Mortgage origination fees	38,896	105,684	(66,788)	-63.20%
Bank owned life insurance	151,544	150,140	1,404	0.94%
Other	21,310	6,205	15,105	243.43%

Total noninterest income	$1,659,715	$1,624,068	$35,647	2.19%

Noninterest income as a percentage of average assets (annualized)	1.16%	1.29%

The increase in service charges on deposit accounts is due primarily to an increase in overdraft fees. Recent regulatory changes to the offering of overdraft privileges on ATM and debit cards may cause significant decreases in our overdraft fees. At this time, we are unable to accurately estimate the effect this legislation, and other potential legislation, may have on our overdraft income. We are currently analyzing our options to replace this income stream if it is significantly affected by legislation or by a significant change in consumer behavior. These options will most likely result in a major change in the fees we charge to our deposit customers.
The increase in other service charges, commissions and fees is due to an increase in ATM and debit card income. This increase comes as our customers continue to shift to more electronic transactions rather than using paper checks. We expect to see this trend continue.
The increase in brokerage fees during the quarter was due to an increase in assets under management during the quarter, due primarily to the increases seen in the equity markets. We expect to see this trend continue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Mortgage origination fees have decreased significantly. The primary reason for the decrease is due to an increase in the number of loans we have originated and held for our portfolio, rather than sold. During the first quarter of 2010, over half of the loans we originated were held for our portfolio. In accordance with generally accepted accounting principles, we accrete the origination fee income associated with these loans over the life of the loans. For loans that are originated and immediately sold, we recognize all the origination fee income at the time of origination. We expect this trend to continue for the remainder of 2010.
Earnings on bank owned life insurance remained level during the first quarter of 2010 and we expect this trend to continue for the remainder of 2010.
Other noninterest income increased due to isolated one time fees. We do not expect this trend to continue.
Noninterest Expense
A summary of noninterest expense follows:

	Three Months Ended March 31,
	2010	2009	$ Chg	% Chg
Salaries and employee benefits	$2,564,882	2,197,689	$367,193	16.71%
Equipment	254,726	273,388	(18,662)	-6.83%
Occupancy	306,280	292,347	13,933	4.77%
Advertising and marketing	120,192	87,524	32,668	37.32%
Legal and accounting	148,542	117,880	30,662	26.01%
Consulting & other professional fees	71,205	61,572	9,633	15.65%
Directors fees and retirement	138,711	153,108	(14,397)	-9.40%
Telecommunications	69,361	61,956	7,405	11.95%
Supplies	57,567	38,112	19,455	51.05%
Data processing fees	480,689	329,960	150,729	45.68%
(Gain) loss on sale and write-downs of other real estate owned	(231,128)	49,064	(280,192)	-571.07%
Foreclosed asset expenses	170,842	44,990	125,852	279.73%
FDIC insurance and other regulatory fees	170,457	80,956	89,501	110.56%
Other operating	382,040	326,133	55,907	17.14%

Total noninterest expenses	$4,704,366	$4,114,679	$589,687	14.33%

Noninterest expenses as a percentage of average assets (annualized)	3.30%	3.26%

The increase in salaries and employee benefits was due to an increase in the number of full-time equivalent employees (“FTE’s”) to 139 at March 31, 2010, compared to 117 at March 31, 2009, primarily related to our acquisition activity. We expect to add approximately 45 employees associated with our acquisition of the PAB branches. In addition, we may hire additional staff in our finance, operations and credit areas to assist with the integration and operation of our recently acquired branches.
Equipment and occupancy expenses decreased primarily due to a decrease in depreciation expense. We expect equipment and occupancy expenses to increase during the remainder of 2010 due to our acquisition of the PAB branches.
Advertising and marketing expenses increased and we expect this trend to continue as we add additional branches in 2010.
The increase in legal and accounting fees was due primarily to increased legal fees. We expect these legal fees to increase during the remainder of 2010 due to the level of foreclosed assets and problem loans. Accounting fees remained level. However, we expect those fees to increase in 2010 due to our acquisition activity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Consulting and other professional fees increased due primarily to fees paid to outside advisors in assisting with evaluating expansion and acquisition opportunities. We expect this trend to continue for the remainder of 2010.
Directors fees and retirement decreased due to a decrease in incentive pay for advisory directors. We expect this trend to continue. However, we may add advisory board members in 2010 related to our acquisition activity, which would increase directors fees.
The increase in telecommunications expenses is related to our acquisition activity and we expect this trend to continue as we add the PAB branches.
Supplies have increased in connection with our acquisition activity and we expect this trend to continue.
Data processing fees increased due to the increase in debit card and ATM card usage. These increased fees are more than offset by the income we receive on these transactions. We expect this trend to continue. In addition, we will incur additional data processing fees associated with our acquisition activity for the remainder of 2010. During the first quarter of 2010, we recorded a gain on the sale of other real estate owned. This gain related to the disposition of several properties we acquired in our FDIC-assisted acquisition. As we continue to dispose of property in this portfolio, we may record further gains. However, these gains may or may not offset other losses and write-downs we incur related to our other real estate owned.
Foreclosed asset expenses increased due to the level of foreclosed property. We expect these expenses to remain high due to the high levels of problem loans and higher than normal levels of foreclosed assets.
FDIC insurance and other regulatory fees increased during the 2010 quarter. This increase is due primarily to increased deposit assessment rates charged by the FDIC. This trend will continue for the foreseeable future as the FDIC continues to experience large losses on bank closures and assessment rates remain high. In addition, our FDIC insurance will increase due to increased deposits associated with our acquisition activity.
Other operating expenses increased primarily due to the amortization of core deposit intangibles associated with our acquisition activity in the fourth quarter of 2009. In addition, we will begin amortizing core deposit intangibles associated with our acquisition of the PAB branches in 2010.
Income Tax Expense
During the quarter ended March 31, 2010, the Company recorded a tax expense of $219,000 and an effective tax rate of 21.5%. This compares to a tax benefit of $108,000 during the first quarter of 2009. Due to an increased level of provision expense and a lower net interest income, our nontaxable income exceeded the level of total net income for the first quarter of 2009, which resulted in the recording of a tax benefit.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2010, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds. The Company is aware of no events or trends likely to result in a negative material change in liquidity. We do expect to receive cash of approximately $40.0 million in conjunction with our acquisition of the PAB branches, which will increase our liquidity levels significantly.
The consolidated statement of cash flows for the three months ended March 31, 2010 and 2009, detail cash flows from operating, investing and financing activities. For the three months ended March 31, 2010, net cash provided by operating activities was $3.0 million while investing activities provided $5.9 million, primarily from a decrease in interest-bearing deposits in banks and financing activities provided $585,000 primarily from an increase in deposits, resulting in a net increase in cash during the three month period of $9.5 million.
Regulatory Capital Ratios for the Company and HeritageBank of the South at March 31, 2010
The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities. The following table reflects the Bank’s compliance at March 31, 2010, with regulatory capital requirements. These calculations are based on total risk weighted assets of $378.9 million consolidated and $371.8 million for HeritageBank of the South as of March 31, 2010, and average total assets of $569.9 million consolidated and $560.8 million for HeritageBank of the South for the three months ended March 31, 2010.

					Minimum Required
					to Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets
Consolidated	$62,982	16.6%	$30,311	8.0%	—	—
HeritageBank of the South	$56,719	15.3%	$29,743	8.0%	$37,179	10.0%

Tier I Capital to Risk Weighted Assets
Consolidated	$58,320	15.4%	$15,156	4.0%	—	—
HeritageBank of the South	$52,033	14.0%	$14,872	4.0%	$22,307	6.0%

Tier I Capital to Average Total Assets
Consolidated	$58,320	10.2%	$22,796	4.0%	—	—
HeritageBank of the South	$52,033	9.3%	$22,431	4.0%	$28,038	5.0%
Heritage Financial Group is subject to Georgia capital requirements for bank holding companies. At March 31, 2010, Heritage Financial Group had total equity of $61.6 million or 10.7% of total assets as of that date. Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier I leverage capital of $58.3 million or 10.2%, which was $35.5 million above the 4.0% requirement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Asset and Liability Management and Market Risk
The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Finally, the Company has no exposure to foreign currency exchange rate risk and commodity price risk.
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
The Company’s strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk. These strategies aim to achieve neutrality to interest rate risk. Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates. As of March 31, 2010, a drop in interest rates would increase our net interest income and an increase in rates would increase our net interest income, also known as liability sensitive. During 2008 and 2009, we put minimum interest rate requirements, also known as floors, in our prime-based floating rate loans. These floors are generally 200 to 300 basis points above their current index rate. These floors allowed us to earn a higher rate of interest than we would have otherwise earned during 2008, 2009 and the first quarter of 2010. However, due to these floors, many of our loans will not reprice when rates rise, until the increase in rates exceeds the loan floor. This lag in repricing is part of the reason we are liability sensitive over the next year in a rising rate environment. We feel that the level of interest rate risk is at an acceptable level, and is within our internal policy limits.
The Company maintains a risk management committee which monitors and analyzes interest rate risk. This committee is comprised of members of senior management and outside directors. This committee meets on a monthly basis and reviews the simulations listed above, as well as other interest rate risk reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of March 31, 2010, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At March 31, 2010
	Maturing or Repricing Within
	(Dollars in thousands)
	Zero to Three	Three Months	One to Five	Over Five
	Months	to One Year	Years	Years	Total
Earning assets:
Short-term assets	$42,643	$—	$—	$—	$42,643
Investment Securities	21,042	16,561	54,336	23,613	115,552
Loans	114,555	41,332	136,901	43,891	336,679

	178,240	57,893	191,237	67,504	494,874

Interest-bearing liabilities:
Interest-bearing demand deposits	74,139	—	—	—	74,139
Savings and money market	163,124	—	—	—	163,124
Time Deposits	38,262	63,577	57,879	3,047	162,765
Other Borrowings	32,778	—	—	—	32,778
FHLB Advances	—	7,500	10,000	25,000	42,500

	308,303	71,077	67,879	28,047	475,306

Interest rate sensitivity gap	$(130,063)	$(13,184)	$123,358	$39,457	$19,568

Cumulative interest rate sensitivity gap	$(130,063)	$(143,247)	$(19,889)	$19,568

Interest rate sensitivity gap ratio	0.58	0.81	2.82	2.41

Cumulative interest rate sensitivity gap ratio	0.58	0.62	0.96	1.04

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
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

Effect
Market	on Net
Rate	Interest
Change	Income
+400	-13.9%
+300	-14.3%
+200	-14.7%
+100	-7.4%
-50	2.6%
ITEM 4. CONTROLS AND PROCEDURES
Not applicable.
ITEM 4T. CONTROLS AND PROCEDURES
We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange act is recorder, processed, summarize and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2010, under the supervision and with the participation of our principal executive officer, and other members of senior management.
Our principal executive officer and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

ITEM 4T. CONTROLS AND PROCEDURES (Continued)
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
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.
ITEM 1A. RISK FACTORS
Not required, registrant is a smaller reporting company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the quarter ended March 31, 2010.
On December 16, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares, or approximately 10% of its then outstanding publicly held shares of common stock over a one-year period. This program has been extended to expire on December 31, 2010. As of March 31, 2010, the Company had purchased 76,026 shares at a weighted average price of $8.33 per share under the plan for a total of $633,000. As of March 31, 2010, the Company had 173,974 remaining shares that may be purchased under the current authorization. The repurchases may be made from time to time in open-market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions. As noted below, no equity securities were repurchased during the quarter ended March 31, 2010.

			Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number		as Part of	that may yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
January	—	$—	—	173,974
February	—	—	—	173,974
March	—	—	—	173,974

Total	—	$—	—	173,974

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Reference to
Prior Filing
or Exhibit Number
Exhibit Number	Document	Attached Hereto
2.0	Plan of acquisition, reorganization, arrangement, liquidation, or succession	None

3.1	Charter of the Registrant	***

3.2	Bylaws of the Registrant	*

4	Instruments defining the rights of security holders, including indentures:

	Form of Heritage Financial Group Common Stock Certificate	**

10	Material contracts:

(1) Employment Agreements:

	(a) (i) O. Leonard Dorminey — Bank	*

	(a) (ii) O. Leonard Dorminey — Holding Company	*

	(c) Carol W. Slappey	*

	(2) Deferred Compensation and Excess/Matching Contribution Plans	*

	(3) Supplemental Executive Retirement Plan	*

	(4) Directors’ Retirement Plan	*

	(5) 401(k) Savings Plan	**

	(6) Employee Stock Ownership Plan	*

	(7) Purchase and Assumption Agreement dated September 1, 2009, between HeritageBank of the South and Atlantic Coast Federal Bank	+

	(8) Definitive Whole-bank Purchase and Assumption Agreement dated December 4, 2009, between HeritageBank of the South and the Federal Deposit Insurance Corporation	++

	(9) Purchase and Assumption Agreement dated February 23, 2010, between HeritageBank of the South and The Park Avenue Bank	+++

11	Statement re: computation of per share earnings	None

15	Letter re: unaudited interim financial information	None

18	Letter re: change in accounting principles	None

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of Accountants	None

24	Power of Attorney	None

31	Rule 13a-14(a)/15d-14(a) Certifications	31

32	Section 1350 Certifications	32

*	Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-123581), declared effective by the SEC on May 16, 2005.

**	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2. (File No. 333-123581) declared effective by the SEC on May 16, 2005.

***	Filed as an exhibit to the Filer’s Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 30, 2006.

+	Included as an exhibit to the Form 8-K filed with the SEC on September 2, 2009.

++	Included as an exhibit to the Form 8-K filed with the SEC on December 8, 2009.

+++	Included as an exhibit to the Form 8-K filed with the SEC on February 25, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP
Date: May 17, 2010	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date: May 17, 2010	By:	/s/ T. Heath Fountain
T. Heath Fountain
Senior Vice President and Chief Financial Officer