Form 10-Q
period 2010-06-30
Heritage Financial Group
filed 2010-08-23
CIK 1320002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Commission File Number 000-51305

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date: At August 16, 2010 there were 10,398,282 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

	Unaudited	Audited
	June 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$28,141,662	$14,921,517
Interest-bearing deposits in banks	21,008,252	43,236,287
Federal funds sold	14,030,000	11,340,000
Securities available for sale, at fair value	156,358,784	120,526,900
Federal Home Loan Bank stock, at cost	3,253,400	3,253,400
Other equity securities, at cost	1,010,000	1,010,000
Loans held for sale	448,356	—

Loans	388,737,290	334,138,932
Less allowance for loan losses	6,026,913	6,060,460

Loans, net	382,710,377	328,078,472

Premises and equipment, net	20,360,971	15,590,120
Premises held for sale	1,080,000	1,080,000
Accrued interest receivable	2,717,782	2,799,375
Foreclosed assets	3,018,774	1,795,544
Intangible assets	2,604,478	1,570,832
Cash surrender value of bank owned life insurance	15,062,762	14,756,771
Other assets	10,070,193	11,988,301

	$661,875,791	$571,947,519

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$46,220,643	$28,881,905
Interest-bearing	469,490,526	397,724,617

Total deposits	515,711,169	426,606,522

Federal funds purchased and securities sold under repurchase agreements	33,954,074	32,843,465
Other borrowings	42,500,000	42,500,000
Accrued interest payable	683,041	706,321
Other liabilities	6,668,078	8,474,370

Total liabilities	599,516,362	511,130,678

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $0.01; 25,000,000 shares authorized; 11,454,344 issued and outstanding	114,543	114,543
Capital surplus	41,033,227	40,609,551
Retained earnings	39,424,378	38,984,165
Accumulated other comprehensive loss, net tax of $1,275,768 and $1,591,489	(1,913,652)	(2,387,234)
Unearned employee stock ownership plan (ESOP) shares, 220,350 and 242,385 shares	(2,203,500)	(2,423,850)

	76,454,996	74,897,175
Treasury stock, at cost, 1,056,387 and 1,055,084 shares	(14,095,567)	(14,080,334)

Total stockholders’ equity	62,359,429	60,816,841

	$661,875,791	$571,947,519

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2010 and 2009

	For the Three Months		For the Six Months
	2010	2009	2010	2009
Interest income
Interest and fees on loans	$5,763,492	$4,528,408	$11,083,332	$9,121,697
Interest on taxable securities	789,515	914,579	1,565,561	2,140,288
Interest on nontaxable securities	239,010	293,379	537,087	586,022
Interest on federal funds sold	17,754	15,424	26,653	31,976
Interest on deposits in other banks	45,757	172	89,906	434

	6,855,528	5,751,962	13,302,539	11,880,417

Interest expense
Interest on deposits	1,512,094	1,683,235	3,036,447	3,570,996
Interest on other borrowings	647,523	644,306	1,160,813	1,328,938

	2,159,617	2,327,541	4,197,260	4,899,934

Net interest income	4,695,911	3,424,421	9,105,279	6,980,483
Provision for loan losses	650,000	500,000	1,150,000	1,300,000

Net interest income after provision for loan losses	4,045,911	2,924,421	7,955,279	5,680,483

Noninterest income
Service charges on deposit accounts	982,218	836,648	1,806,018	1,644,483
Other service charges, commissions and fees	465,895	362,264	868,465	722,110
Brokerage fees	257,459	215,965	479,054	410,323
Mortgage origination fees	70,723	103,496	109,619	209,180
Bank owned life insurance	154,447	159,342	305,991	309,482
Gain on sales of securities	7,859	344,731	159,706	366,129
Other	16,712	16,090	38,022	22,295

	1,955,313	2,038,536	3,766,875	3,684,002

Noninterest expense
Salaries and employee benefits	2,973,966	2,226,667	5,538,848	4,424,356
Equipment	251,787	265,778	506,513	539,166
Occupancy	329,381	296,916	635,661	589,263
Advertising and marketing	124,170	110,705	244,362	198,229
Legal and accounting	179,101	154,778	327,643	272,658
Consulting & other professional fees	65,510	90,837	136,715	152,409
Directors fees and retirement	138,711	153,108	277,422	306,216
Telecommunications	103,371	54,372	172,732	116,328
Supplies	95,639	46,191	153,206	84,303
Data processing fees	510,905	383,221	991,594	713,181
(Gain) loss on sales and write-downs of other real estate owned	(112,306)	255,004	(343,434)	304,068
Foreclosed asset expenses	426,865	48,238	597,707	93,228
FDIC insurance and other regulatory fees	228,213	283,930	398,670	364,886
Other operating	710,084	371,905	1,092,124	698,038

	6,025,397	4,741,650	10,729,763	8,856,329

Income (loss) before income taxes	(24,173)	221,307	992,391	508,156

Applicable income tax (benefits)	(152,726)	66,530	66,083	(41,244)

Net income	$128,553	$154,777	$926,308	$549,400

Basic earnings per share	$0.01	$0.02	$0.09	$0.05

Diluted earnings per share	$0.01	$0.02	$0.09	$0.05

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the Three and Six Months Ended June 30, 2010 and 2009

	For the Three Months		For the Six Months
	2010	2009	2010	2009
Net income	$128,553	$154,777	$926,308	$549,400

Other comprehensive income (loss):
Accretion of realized gain on terminated cash flow hedge, net of tax of $35,187 and $35,187 for the quarter and $70,373 and $70,373 for the year to date	(52,780)	(52,780)	(105,560)	(105,560)
Unrealized holding gains (losses) on investments arising during the period, net of tax (benefit) of $412,083 and ($204,179) for the quarter and $449,977 and ($66,758) for the year to date	618,125	(306,268)	674,966	(100,138)
Reclassification adjustment for investment gains included in net income, net of tax of $3,144 and $137,892 for the quarter and $63,882 and $146,452 for the year to date	(4,715)	(206,839)	(95,824)	(219,677)

Total other comprehensive income (loss)	560,630	(565,887)	473,582	(425,375)

Comprehensive income (loss)	$689,183	$(411,110)	$1,399,890	$124,025

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2010 and
The Year Ended December 31, 2009

							Accumulated
					Unearned		Other
	Common Stock		Capital	Retained	ESOP	Treasury	Comprehensive
	Shares	Par Value	Surplus	Earnings	Shares	Stock	Income (Loss)	Total
Balance, December 31, 2008	11,452,344	$114,523	$39,861,237	$41,357,209	$(2,864,550)	$(13,569,813)	$(2,685,633)	$62,212,973
Net loss	—	—	—	(1,652,319)	—	—	—	(1,652,319)
Cash dividend declared, $0.32 per share	—	—	—	(720,725)	—	—	—	(720,725)
Stock-based compensation expense	—	—	807,402	—	—	—	—	807,402
Repurchase of 62,026 shares of stock for the treasury	—	—	—	—	—	(516,426)	—	(516,426)
Issuance of 440 shares of common stock from the treasury	—	—	(2,602)	—	—	5,905	—	3,303
Issuance of restricted shares of common stock	2,000	20	(20)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	298,399	298,399
Tax benefit shortfall from stock-based compensation plans	—	—	(58,494)	—	—	—	—	(58,494)
ESOP shares earned, 44,070 shares	—	—	(73,946)	—	440,700	—	—	366,754
Tax benefit on ESOP expense	—	—	75,974	—	—	—	—	75,974

Balance, December 31, 2009	11,454,344	$114,543	$40,609,551	$38,984,165	$(2,423,850)	$(14,080,334)	$(2,387,234)	$60,816,841

Net income	—	—	—	926,308	—	—	—	926,308
Cash dividend declared, $0.18 per share	—	—	—	(486,095)	—	—	—	(486,095)
Stock-based compensation expense	—	—	403,593	—	—	—	—	403,593
Repurchase of 1,578 shares of stock for the treasury	—	—	—	—	—	(18,904)	—	(18,904)
Issuance of 275 shares of common stock from the treasury	—	—	(350)	—	—	3,671	—	3,321
Other comprehensive income	—	—	—	—	—	—	473,582	473,582
Excess tax expense from stock based compensation plans	—	—	(11,352)	—	—	—	—	(11,352)
ESOP shares earned, 22,035 shares	—	—	14,699	—	220,350	—	—	235,049
Tax benefit on ESOP expense	—	—	17,086	—	—	—	—	17,086

Balance, June 30, 2010	11,454,344	$114,543	$41,033,227	$39,424,378	$(2,203,500)	$(14,095,567)	$(1,913,652)	$62,359,429

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2010 and 2009

	For the Six Months
	2010	2009
OPERATING ACTIVITIES
Net income	$926,308	$549,400

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	431,436	454,227
Deposit premium amortization	106,063	—
Provision for loan losses	1,150,000	1,300,000
ESOP compensation expense	235,049	222,085
Stock-based compensation expense	403,593	403,593
Net gain on sales of securities available for sale	(159,706)	(366,129)
Accretion of gain on termination of cash flow hedge	(175,933)	(175,933)
Increase in bank owned life insurance	(305,991)	(309,483)
Excess tax shortfall related to stock-based compensation plans	11,352	—
Excess tax expense related to ESOP	(17,086)	—
Decrease in interest receivable	304,678	215,122
Decrease in interest payable	(62,588)	(341,673)
(Increase) decrease in taxes receivable	479,003	(400,037)
(Gain) loss on sales and write-downs of other real estate owned	(343,434)	304,068
Net other operating activities	1,174,091	660,043

Total adjustments	3,230,527	1,965,883

Net cash provided by operating activities	4,156,835	2,515,283

INVESTING ACTIVITIES
Decrease in interest-bearing deposits in banks	22,228,035	116,892
Purchases of securities available for sale	(76,131,495)	(46,362,401)
Proceeds from maturities of securities available for sale	24,783,690	21,403,154
Proceeds from sales of securities available for sale	16,640,864	26,670,015
Net change in Federal Home Loan Bank stock	—	(67,600)
(Increase) decrease in federal funds sold	(2,690,000)	28,884,000
(Increase) decrease in loans, net	(9,392,577)	5,933,050
Purchase of premises and equipment	(1,754,447)	(364,660)
Proceeds from acquisition activity	40,530,558	—
Proceeds from sale of other real estate owned	1,982,531	1,078,430

Net cash provided by investing activities	16,197,159	37,290,880

FINANCING ACTIVITIES
Decrease in deposits	(7,748,514)	(14,622,292)
Increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	1,110,609	(6,752,583)
Excess tax benefit related to stock-based compensation plans	(11,352)	—
Excess tax related to ESOP	17,086	—
Repayment of other borrowings	—	(10,000,000)
Purchase of treasury stock, net	(15,583)	(423,140)
Dividends paid to stockholders	(486,095)	(408,006)

Net cash used in financing activities	(7,133,849)	(32,206,021)

Net increase in cash and due from banks	13,220,145	7,600,142
Cash and due from banks at beginning of period	14,921,517	10,159,602

Cash and due from banks at end of period	$28,141,662	$17,759,744

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,220,540	$5,241,607
Taxes	9,000	358,793

NONCASH TRANSACTIONS
Increase (decrease) in unrealized losses on securities available for sale	$(965,237)	$533,025
Principal balances of loans transferred to other real estate owned	2,909,934	199,896
See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES
The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
The accompanying consolidated financial information of the Company as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — EARNINGS PER SHARE
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan. The table below sets forth our earnings per share for the three and six months ended June 30, 2010 and 2009:

	Three Months		Six Months
	2010	2009	2010	2009
Basic earnings per share:
Net income	$128,553	$154,777	$926,308	$549,400

Weighted average common shares outstanding	10,109,512	10,039,847	10,095,382	10,033,052

Total basic earnings per common share	$0.01	$0.02	$0.09	$0.05

Diluted earnings per share:
Net income	$128,553	$154,777	$926,308	$549,400

Weighted average common shares outstanding	10,109,512	10,039,847	10,095,382	10,033,052

Effect of dilutive stock options and restricted stock	2,284	—	1,609	—

Weighted average dilutive common shares outstanding	10,111,796	10,039,847	10,096,991	10,033,052

Total diluted earnings per common share	$0.01	$0.02	$0.09	$0.05

For the three and six months June 30, 2010 and 2009, potential common shares of 660,315 and 689,570 were not included in the calculation of diluted earnings per share because the assumed exercise of such shares would be anti-dilutive.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — SHARE BASED COMPENSATION
On May 17, 2006, our stockholders approved the 2006 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, to provide directors, advisory directors, officers and employees of Heritage Financial Group and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence and to provide such individuals with an equity interest in Heritage Financial Group. Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 771,149 shares, of which 550,281 were available as stock options or stock appreciation rights and 220,328 shares were available as restricted stock awards. During 2006, the Compensation Committee of the Board of Directors granted stock options and tandem stock appreciation rights totaling 520,605 shares and granted restricted stock awards totaling 207,905 shares. During the first quarter of 2008, an additional 19,750 of tandem stock option and stock appreciation rights, and 9,505 of restricted stock awards were granted to employees. Additionally, during the fourth quarter of 2009, 6,000 tandem stock options and stock appreciation rights and 2,000 restricted stock awards were granted to employees. There were no grants of restricted stock, stock options, or stock appreciation rights during the quarter ended June 30, 2010. All stock options, stock appreciation rights and restricted stock awards vest over a period of five years.
The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period. As of June 30, 2010, there was approximately $482,000 of unrecognized compensation associated with these awards. For each of the three months ended June 30, 2010 and 2009, we recognized compensation expense associated with these awards of approximately $124,000. For each of the six months ended June 30, 2010 and 2009, we recognized compensation expense associated with these awards of approximately $248,000.
We recognized compensation expense related to stock options of approximately $78,000 for each of the three months ended June 30, 2010, and 2009. For the six months ended June 30, 2010 and 2009, we recognized compensation expense related to these options of $156,000 and $155,000, respectively. At June 30, 2010, there was approximately $298,000 of unrecognized compensation related to stock options.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — SECURITIES
The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010:

U. S. Government sponsored agency securities (GSE’s)*	$38,233,440	$308,266	$—	$38,541,706
State and municipal securities	21,120,264	107,109	(1,109,068)	20,118,305
Corporate debt securities	2,174,465	—	(427,032)	1,747,433
GSE residential mortgage-backed securities	90,965,393	1,035,017	(56)	92,000,354

Private label residential mortgage-backed securities	3,533,571	106,199	—	3,639,770

Total debt securities	156,027,133	1,556,591	(1,536,156)	156,047,568
Equity securities	434,803	25,199	(148,786)	311,216

Total securities**	$156,461,936	$1,581,790	$(1,684,942)	$156,358,784

December 31, 2009:

U. S. Government sponsored agency securities (GSE’s)*	$30,571,605	$190,036	$(299,664)	$30,461,977
State and municipal securities	30,142,545	196,013	(1,215,694)	29,122,864
Corporate debt securities	2,178,999	44,976	(313,757)	1,910,218
GSE residential mortgage-backed securities	54,091,124	449,796	(4,682)	54,536,238
Private label residential mortgage-backed securities	3,859,494	15,015	(30)	3,874,479

Total debt securities	120,843,767	895,836	(1,833,827)	119,905,776
Equity securities	751,521	47,999	(178,396)	621,124

Total securities**	$121,595,288	$943,835	$(2,012,223)	$120,526,900

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

**	At June 30, 2010 and December 31, 2009, the Company held no securities of any single issuer (excluding the U.S. Government and federal agencies) with a book value that exceeded 10% of stockholders’ equity.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 —	SECURITIES (Continued)
The amortized cost and fair value of debt securities available for sale as of June 30, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
	Cost	Value
Due from one year to five years	$7,624,465	$7,214,058
Due from five to ten years	18,335,448	18,423,380
Due after ten years	35,568,256	34,770,006
Mortgage-backed securities	94,498,964	95,640,124

	$156,027,133	$156,047,568

Securities with a carrying value of $52,556,197 and $46,814,000 at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.
Gains and losses on sales of securities available for sale consist of the following:

	June 30,	June 30,
	2010	2009
Gross gains on sales of securities	$169,448	$403,958
Gross losses on sales of securities	(9,742)	(37,829)

Net realized gains on sales of securities available for sale	$159,706	$366,129

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 —	SECURITIES (Continued)
The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
June 30, 2010:
U.S. Government sponsored agency securities (GSE’s)	$—	$—	$—	$—	$—	$—
State and municipal securities	8,470,202	(255,781)	6,025,696	(853,287)	14,495,898	(1,109,068)
Corporate securities	916,685	(100,112)	830,750	(326,920)	1,747,433	(427,032)
GSE residential mortgage-backed securities	1,354,222	(56)	—	—	1,354,222	(56)
Private label residential mortgage-backed securities	—	—	—	—	—	—

Subtotal, debt securities	10,741,109	(355,949)	6,856,446	(1,180,207)	17,597,555	(1,536,156)
Equity securities	—	—	286,014	(148,786)	286,014	(148,786)

Total temporarily impaired securities	$10,741,109	$(355,949)	$7,142,460	$(1,328,993)	$17,883,569	$(1,684,942)

December 31, 2009:
U.S. Government sponsored agency securities (GSE’s)	$14,295,966	$(299,664)	$—	$—	$14,295,966	$(299,664)
State and municipal securities	8,125,696	(311,298)	10,722,375	(904,396)	18,848,071	(1,215,694)
Corporate debt securities	—	—	845,308	(313,757)	845,308	(313,757)
GSE residential mortgage-backed securities	2,883,976	(4,682)	—	—	2,883,976	(4,682)
Private label residential Mortgage-backed securities	24,344	(30)	—	—	24,344	(30)

Subtotal, debt securities	25,329,982	(615,674)	11,567,683	(1,218,153)	36,897,665	(1,833,827)
Equity securities	—	—	256,404	(178,396)	256,404	(178,396)

Total temporarily impaired securities	$25,329,982	$(615,674)	$11,824,087	$(1,396,549)	$37,154,069	$(2,012,223)

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

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 —   SECURITIES (Continued)
The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons. In addition, this investment is subject to restrictions relating to sale, transfer or other disposition. Dividends are recognized in income when declared. The carrying value of this investment at June 30, 2010 is $3,253,400. The estimated fair value of this investment is $3,253,400 as of June 30, 2010, and therefore is not considered impaired.
Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia. The Company accounts for this investment by the cost method. This investment represents approximately 4.9% of the outstanding shares of Chattahoochee. Since its initial capital raise, Chattahoochee has not had any stock transactions, and therefore, no fair market value is readily available. The carrying value of this investment at June 30, 2010, is $1,010,000. The Company plans to hold this investment for the foreseeable future, and does not consider it impaired as of June 30, 2010.
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
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale investment securities	$25,200	$156,333,584	$—	$156,358,784

Total assets at fair value	$25,200	$156,333,584	$—	$156,358,784

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 —	FAIR VALUE MEASUREMENTS (Continued)

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

At June 30, 2010, there were no impaired loans reported at fair value utilizing Level 2 valuation inputs. Impaired loans with a carrying value of $7,476,514 were reduced by specific valuation allowance allocations totaling $1,609,000 for a total reported fair value of $5,867,514 on collateral valuations utilizing Level 3 valuation inputs at June 30, 2010.

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

Loans held for sale: The carrying amount of loans held for sale approximates fair value.

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

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 —	FAIR VALUE MEASUREMENTS (Continued)

Accrued Interest: The carrying amount of accrued interest approximates fair value.

Off-Balance-Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value.

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks and interest-bearing deposits in banks	$49,149,914	$49,149,914	$58,157,804	$58,157,804

Federal funds sold	$14,030,000	$14,030,000	$11,340,000	$11,340,000

Securities available for sale	$156,358,784	$156,358,784	$120,526,900	$120,526,900

Federal home loan bank stock	$3,253,400	$3,253,400	$3,253,400	$3,253,400

Other equity securities	$1,010,000	$1,010,000	$1,010,000	$1,010,000

Loans held for sale	$448,356	$448,356	$—	$—

Loans	$388,737,290	$392,322,166	$334,138,932	$341,971,372
Allowance for loan losses	6,026,913	—	6,060,460	—

Loans, net	$382,710,377	$392,322,166	$328,078,472	$341,971,372

Accrued interest receivable	$2,717,782	$2,717,782	$2,799,379	$2,799,379

Financial liabilities:
Deposits	$515,711,169	$510,188,044	$426,606,522	$424,097,453

Federal funds purchased and securities sold under repurchase agreements	$33,954,074	$37,358,074	$32,843,465	$35,285,910

Other borrowings	$42,500,000	$46,011,062	$42,500,000	$44,563,744

Accrued interest payable	$683,041	$683,041	$706,321	$706,321

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6 — ACQUISITION ACTIVITY
Five Branches of The Park Avenue Bank
On May 24, 2010, the Company completed an acquisition of five branches of The Park Avenue Bank (“PAB”), two in Statesboro and one each in Baxley, Hazlehurst and Adel, Georgia. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

				As Recorded
		Fair Value		by Heritage
	Acquired	and Other		Financial
(dollars in thousands)	from PAB	Adjustments		Group
Assets
Cash and cash equivalents	$1,183	$39,379	(a)	$40,562
Premises and equipment	3,448	—		3,448
Loans	51,941	(149	) (b)	51,792
Core deposit intangibles	—	1,130	(c)	1,130
Other assets	245	—		245

Total Assets	$56,817	$40,360		$97,177

Liabilities
Noninterest-bearing deposits	$15,564	$—		$15,564
Interest-bearing deposits	81,289	268	(d)	81,557
Other liabilities	39	17	(e)	56

Total Liabilities	$96,892	$285		$97,177

Explanations

(a)	The adjustment represents the cash received from PAB to reflect the acquisition of excess liabilities assumed over assets purchased.

(b)	The adjustment represents the adjustment to fair market value of the loans assumed in the transaction.

(c)	The adjustment represents the consideration paid for the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be seven years.

(d)	The adjustment is necessary because the weighted average interest rate of the CD’s acquired exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce interest expense on a declining basis over the average life of the portfolio.

(e)	The adjustment represents additional liabilities assumed in the transaction.
The Company did not acquire any loans with deteriorated credit quality as of the acquisition date in the PAB branch transaction. Accordingly, the Company accounts for the loans acquired in this transaction under FASB ASC 805, Business Combinations.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6 —  ACQUISITION ACTIVITY (Continued)
The Tattnall Bank
On December 4, 2009, the Company participated in a federally assisted acquisition of substantially all of the assets and assumption of substantially all of the liabilities of The Tattnall Bank (“Tattnall”) from the FDIC. Tattnall operated two branch offices in the Southeast Georgia markets of Reidsville and Collins. The Company’s bid included a discount payment from the FDIC totaling $15.0 million. The Company did not enter into a loss-sharing agreement with the FDIC.
Initially, the Company established a contingent liability in conjunction with this transaction to cover the costs to maintain and dispose of problem assets acquired in the Tattnall transaction. As of December 31, 2009, the balance of this contingent liability was $2.1 million. During the second quarter of 2010, the Company determined that this contingent liability should be reflected as a further reduction in the fair market value of the loans acquired. In addition, the Company determined it should record expenses related to these problem assets as charges during the period in which they occur, rather than as a reduction to the contigent liability. For the six months ended June 30, 2010, the Company recorded expenses related to these problem assets of approximately $280,000. The Company estimates it will incur approximately $1.8 million in additional expenses resolving these problem assets over the next five years.
On the date of acquisition, the Company estimated the future cash flows of the loan portfolio and made the adjustments necessary to reflect the loans at fair value. At each quarter end subsequent to the acquisition, the Company revises the estimates of future cash flows based on current information and makes the necessary adjustments to continue reflecting the assets at their fair value.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6 —  ACQUISITION ACTIVITY (Continued)
The following table represents the loans receivables at the acquisition date:

	Acquired
	loans	Acquired
	without	loans with
	deterioration	deterioration	Total
	in credit	in credit	loans
(dollars in thousands)	quality	quality	acquired
Contractually required principal and interest	$10,156	$27,530	$37,686
Non-accretable difference	(1,358)	(9,994)	(11,352)

Cash flows expected to be collected	8,798	17,536	26,334
Accretable yield	(1,090)	(2,480)	(3,570)

Basis in acquired loans	$7,708	$15,056	$22,764

The following table is a summary of changes in the accretable yields of acquired loans during the six months ended June 30, 2010:

	Acquired
	loans	Acquired
	without	loans with
	deterioration	deterioration	Total
	in credit	in credit	loans
(dollars in thousands)	quality	quality	acquired
Balance, December 31, 2009	$1,025	$2,352	$3,377
Transfers from non-accretable difference to accretable yield	272	372	644
Accretion	(533)	(1,041)	(1,574)

Balance, June 30, 2010	$764	$1,683	$2,447

The Company recognizes that the determination of the initial fair value of loans at the acquisition date involves a high degree of judgment and complexity. The carrying value of the acquired loans reflects management’s best estimate of the fair value of these assets as of the acquisition date. However, the amount the Company ultimately recognizes on these assets could differ materially from the value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. To the extent the actual values recognized for the acquired loans are less than the Company’s estimate, additional losses will be incurred. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available.

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 —  SUBSEQUENT EVENTS
Subsequent events and transactions that occurred after June 30, 2010 but prior to August 23, 2010, the date these financial statements were available to be issued, have been evaluated for potential recognition or disclosure in these financial statements.
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted and will remove existing barriers to interstate banking. In the past, interstate banking was often accomplished by the purchase of an existing bank charter in a target state, as the Company did when it entered Florida in 2007. Because such charter purchases are no longer necessary to effect a move into another state, the value assigned to our $1.0 million intangible asset related to that Florida is now impaired. Accordingly, the Company will be taking a one-time, noncash pre-tax charge of $1.0 million to our equity capital and net income in the third quarter of 2010 to write-off this intangible asset.
On July 5, 2010, the Company received regulatory approval and opened a full-service branch office in Valdosta, Georgia.
In July 2010, the Company declared a regular quarterly cash dividend of $0.09 per share. The dividend was paid on August 20, 2010, to stockholders of record as of August 6, 2010.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
On March 17, 2010, the Company adopted a plan to reorganize from a two-tier mutual holding company to a full stock holding company and will undertake a “second-step” offering of shares of the holding company’s common stock. The conversion and offering is expected to be completed in the fourth quarter of 2010, subject to regulatory, stockholder and depositor approvals. As part of the reorganization, HeritageBank of the South will become a wholly owned subsidiary of a to-be-formed stock corporation, Heritage Financial Group, Inc. Shares of the common stock of the Company, other than those held by Heritage, MHC, will be converted into shares of common stock in Heritage Financial Group, Inc., using an exchange ratio designed to preserve current percentage ownership interests. Shares owned by Heritage, MHC will be retired, and new shares of Heritage Financial Group, Inc. representing that ownership will be offered and sold to the Bank’s eligible depositors, the Bank’s tax-qualified employee benefit plans and members of the general public as set forth in the Plan of Conversion and Reorganization of Heritage, MHC. The Plan of Conversion and Reorganization of Heritage, MHC has been submitted to the Office of Thrift Supervision and the Georgia Department of Banking and Finance for regulatory approval. Upon receipt of regulatory approvals, the Company will seek approval from its stockholders and Heritage, MHC members (i.e, HeritageBank of the South depositors).
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
We continue to implement our business strategy, as set forth in our Form 10-K, which was filed with the Securities and Exchange Commission on April 4, 2010. A critical component of this strategy includes increasing our non-consumer based lending and our ability to continue to grow our commercial and small business loan portfolios. As of June 30, 2010, our non-consumer based lending represented approximately $212.9 million, or 55.6% of our total loan portfolio.
Another key component of our business strategy is the expansion of our operations outside of the Southwest Georgia market. On August 8, 2006, we commenced operating a branch in Ocala, Florida. On December 4, 2009, we acquired substantially all of the assets and assumed substantially all of the liabilities of The Tattnall Bank in Reidsville and Collins, Georgia, through an FDIC-assisted transaction. On December 31, 2009, we acquired the Lake City, Florida branch of Atlantic Coast Bank. On May 24, 2010, we acquired five Park Avenue Bank branches located in the Southeast Georgia markets of Statesboro (2), Hazlehurst and Baxley, and the Southwest Georgia market of Adel.
On June 7, 2010, we announced our entry into the Valdosta, Georgia market with the opening of a loan production office and the hiring of three local bankers. Subsequently, we obtained regulatory approval for a full service branch, and on July 5, 2010, we opened a branch office in a leased facility in Valdosta. Later in 2010, we expect to open a larger branch office in Valdosta.
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
Off Balance Sheet Liabilities
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. We use the same credit policies in making these commitments as we do for on-balance sheet instruments. A summary of the Company’s commitments as of June 30, 2010, is as follows:

(In thousands)
Commitments to extend credit	$42,604
Financial stand-by letters of credit	808

$43,412

Comparison of Financial Condition at June 30, 2010 and December 31, 2009
Total assets increased by $89.9 million or 15.7% to $661.9 million at June 30, 2010, from $572.0 million at December 31, 2009. Cash and due from banks increased $13.2 million or 88.6% to $28.1 million at June 30, 2010 from $14.9 million at December 31, 2009. Total interest-earning assets increased $71.3 million or 14.0% to $580.6 million at June 30, 2010, from $509.2 million at December 31, 2009. Loans increased $54.6 million, securities available for sale increased $35.8 million, and federal funds increased $2.7 million, while interest-bearing deposits in banks decreased $22.2 million.
The increase in cash and due from banks was primarily a result of maintaining a higher compensating balance in our primary correspondent account. This increase in our compensating balance allowed us to utilize our excess liquidity position to offset various correspondent fees, which was more advantageous than maintaining a portion of the excess balance at the prevailing overnight federal funds rate. The increase in loans was primarily due to our acquisition of five branches, including $51.8 million in loans, from The Park Avenue Bank during the second quarter. The increase in securities available for sale was due to purchases of securities we made to utilize the net cash of $39.4 million received from this acquisition. These purchases were U.S. Government agency securities and U.S. government agency mortgage-backed securities. The decrease in interest-bearing deposits in banks was due to the maturity of certificates of deposit we held with other financial institutions which were not reinvested at maturity. The increase in federal funds sold was due to excess liquidity at the end of the quarter. We expect to maintain higher balances in cash and due from banks, as well as federal funds sold due to the addition of the deposit accounts we acquired from The Park Avenue Bank. During the quarter, we added $448,000 in loans held for sale. This consists of mortgage loans generated to be sold to investors. We generally originate and fund these loans in our name with a pre-approval to sell to the investor. We typically hold these loans for up to thirty days and earn the stated rate on the note until they are purchased by the investor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We continue to maintain excess liquidity for three purposes. First, we believe it is prudent to maintain higher liquidity during uncertain economic times. Second, we believe this excess liquidity gives us additional flexibility in our expansion strategy. Third, we believe this excess liquidity will provide us flexibility for funding loans or other investments if we see a dramatic rise in interest rates. Maintaining excess liquidity does negatively impact net interest margin in the short term, however, we feel the benefits of maintaining excess liquidity outweighs the cost to net interest margin. We expect to continue to maintain excess liquidity during the remainder of 2010.
Premises and equipment increased $4.8 million or 30.6% at June 30, 2010, of which $1.2 million was due to our purchase of branches in Reidsville and Collins from the FDIC during the first quarter of 2010 and approximately $3.4 million related to our acquisition of the five branches from The Park Avenue Bank. The acquisition of The Park Avenue Bank branches included land of $1.4 million, buildings of $1.9 million and furniture and equipment $149,000. In addition, we expect to begin construction on a new branch in Lee County, Georgia during the second half of 2010 at an approximate cost of $2.5 million.
Foreclosed assets increased from $1.8 million at December 31, 2009, to $3.0 million at June 30, 2010. The primary reason for the increase was the addition of a $1.9 million undeveloped commercial property in the Atlanta metropolitan market in the first quarter of 2010. This property was foreclosed in March 2010 and was under a contract for sale; however, the buyer did not perform as agreed in the contract. We are currently marketing this property for sale. The remainder of our foreclosed assets consists of various properties, primarily located in southwest Georgia, with no single property having a book value over $400,000. All of these properties are being marketed actively for disposition. During the first six months of 2010, we had gross proceeds on sales of OREO property of approximately $2.0 million and recorded net gains of $343,000 on those sales.
Other assets decreased $1.9 million or 16.0% during the six months ended June 30, 2010. This decrease was due primarily to a decrease in receivables from the FDIC related to the purchase of the Reidsville and Collins branches in the FDIC-assisted transaction during the first quarter of 2010.
Total liabilities increased $88.4 million or 17.3% to $599.5 million at June 30, 2010 compared with $511.1 million at December 31, 2009. Deposits increased by approximately $97.1 million through our acquisition of five branches in May 2010. Approximately $75.6 million of these deposits were checking and money market accounts, while approximately $21.5 million were certificates of deposit that matured within 45 days of the acquisition of the branches. The remainder of the certificates of deposit of these branches remained with The Park Avenue Bank after the acquisition. Because The Park Avenue Bank will not be operating branches in these markets, we expect some of those customers may migrate to us as their certificates of deposit mature, which we believe may add approximately $50.0 million of the certificates of deposit we did not assume in the branch acquisition to our deposit base in these markets over the next year. The total amount of other borrowings remained level at $42.5 million during the first six months of 2010. Federal funds purchased and securities sold under agreements to repurchase increased by $1.1 million or 3.3% due to the acquisition of commercial customers and their related repurchase agreements in the acquisition of The Park Avenue Bank branches.
Total equity increased $1.6 million to $62.4 million at June 30, 2010, compared with $60.8 million at December 31, 2009. Net income of $926,000 for the first six months of 2010, stock based compensation of $404,000, the allocation of $203,000 in ESOP shares as well as other comprehensive income of $474,000 increased equity, while dividends of $486,000 decreased equity.
The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act also will remove existing barriers to interstate banking. In the past, interstate banking was often accomplished by the purchase of an existing bank charter in a target state, as the Bank did when it entered Florida in 2007. Because such charter purchases are no longer necessary to effect a move into another state, the value assigned to our $1.0 million intangible asset related to that Florida is now impaired. Accordingly, we will be taking a one-time, noncash pre-tax charge of $1.0 million to our equity capital and net income in the third quarter of 2010 to write-off this intangible asset. This write-off will have no effect on HFG’s or HeritageBank of the South’s regulatory capital or tangible capital, because those measures already exclude intangible assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Comparison of Operating Results for the Three and Six Month Periods Ended June 30, 2010 and 2009
General.
During the three months ended June 30, 2010, we recorded net income of $129,000, compared to $155,000 in net income for the three months ended June 30, 2009. Higher net interest income offset an increased provision expense, lower noninterest income and higher noninterest expenses
For the six months ended June 30, 2010, we recorded net income of $926,000 compared to $549,000 in net income for the six months ended June 30, 2009. Higher net interest income, lower provision expense and an increase in noninterest income was offset by higher noninterest expense.
Interest Income.
Total interest income for the three months ended June 30, 2010, increased $1.1 million or 19.2% to $6.9 million, compared to $5.8 million during the second quarter of 2009. The increase was due to an increase in average-earning assets of $105.9 million during the 2010 quarter to $544.9 million compared with $439.0 million during the 2009 quarter. The increase in average-earning assets was primarily due to our acquisition activity during the fourth quarter of 2009 and the first half of 2010. The increase in average-earning assets was partially offset by a decrease of 26 basis points in yield on average-earning assets to 5.14% in the 2010 quarter compared with 5.40% in the 2009 quarter. The decrease in yield was due to a lower yield on investment securities. We expect this trend to continue as long term interest rates remain low.
Total interest income for the six months ended June 30, 2010, increased $1.4 or 12.0% to $13.3 million, compared to $11.9 million during the first six months of 2009. The increase was due to an increase in average-earning assets of $77.8 million during the 2010 period to $523.7 million compared with $445.9 million during the 2009 period. This increase in average-earning assets was due primarily to our acquisition activity during the fourth quarter of 2009 and the first half of 2010. The increase in the average balance of earning assets was partially offset by a 27 basis points decrease in yield on average-earning assets to 5.23% during the first half of 2010 compared with a yield of 5.50% earned during the same period in 2009. The decrease in yield was due to a lower yield on investment securities. We expect the yield on our earning assets to continue to decrease slightly during the remainder of 2010 as we continue to see the effects of the rate cuts by the Board of Governors of the Federal Reserve System from 2007 and 2008 as our loans and investment securities mature and reprice. In addition, as we carry excess liquidity on our balance sheet, primarily from our branch and FDIC-assisted acquisitions, we will see decreases in our overall yield on average earning assets.
Interest Expense.
Total interest expense decreased $168,000 or 7.2% to $2.2 million for the quarter ended June 30, 2010, compared to $2.3 million during the same period in 2009. The cost of interest-bearing liabilities decreased 60 basis points during the second quarter of 2010 to 1.71% compared with 2.31% during the second quarter of 2009. This decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $103.0 million during the second quarter of 2010 to $507.0 million compared to $404.0 million during the second quarter of 2009.
Total interest expense decreased $703,000 or 14.3% to $4.2 million for the six months ended June 30, 2010, compared to $4.9 million during the same period in 2009. The cost of interest-bearing liabilities decreased 68 basis points to 1.73% during the first half of 2010 compared with 2.41% during the same period in 2009. This decrease in costs was partially offset by an increase in the average balance of interest-bearing liabilities during the first half of 2010 to $488.8 million, an increase of $78.5 million compared to $410.3 million during the first half of 2009. We experienced significant decreases in the cost of interest-bearing liabilities during 2009 and the first six months of 2010. However, we expect these decreases will slow during the remainder of 2010 as we near the end of the current rate cycle.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Net Interest Income.
Net interest income for the second quarter of 2010 increased $1.3 million or 37.1% to $4.7 million compared with $3.4 million for the second quarter of 2009. The net interest spread increased 34 basis points to 3.43% for the second quarter of 2010 compared to 3.09% for the second quarter of 2009. The net interest margin increased 28 basis points to 3.55% for the second quarter of 2010 compared to 3.27% for the second quarter of 2009.
Net interest income for the six months ended June 30, 2010 increased $2.1 million or 30.4% to $9.1 million from $7.0 million for the six months ended June 30, 2009. The net interest spread increased 41 basis points for the first half of 2010 to 3.50% compared to 3.09% during the same period in 2009. The net interest margin increased 32 basis points to 3.61% for the first half of 2010 compared to 3.29% during the same period in 2009.
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Yields on tax-exempt obligations have been computed on a tax equivalent basis. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2010				2009
	(Dollars in Thousands)
	Average		Interest		Average		Interest
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
Interest-Earning Assets:
Loans	$364,075		$5,763	6.36%	$296,363		$4,528	6.14%
Mortgage Loans held for sale	30		—	5.07	—		—	—
Taxable investment securities	88,276		790	3.58	87,657		915	4.17
Tax exempt investment securities	24,170		239	5.99	30,155		293	5.90
Federal funds sold	27,384		18	0.26	24,362		15	0.25
Interest bearing deposits with banks	40,968		45	0.45	468		—	0.15

Total interest-earning Assets	544,903		6,855	5.14	439,005		5,751	5.40

Interest-Bearing Liabilities:
Interest bearing demand	87,087		222	1.02	49,794		128	1.03%
Savings and money market	179,263		303	0.68	112,608		365	1.30
Retail time deposits	153,317		920	2.41	126,769		1,040	3.29
Wholesale time deposits	11,316		67	2.37	17,370		150	3.47
Borrowings	75,998		647	3.42	97,426		644	2.65

Total interest-bearing liabilities	506,981		2,159	1.71	403,967		2,327	2.31

Net interest income			$4,696				$3,424

Net interest rate spread				3.43%				3.09%

Net earning assets	$37,922				$35,038

Net interest margin				3.55				3.27%

Average interest-earning assets to average interest-bearing liabilities	1.07	x			1.09	x

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30
	2010				2009
	(Dollars in Thousands)
	Average		Interest		Average		Interest
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
Interest-Earning Assets:
Loans	$350,438		$11,083	6.39%	$297,534		$9,122	6.19%
Mortgage Loans held for sale	15		—	5.07	—		—	—
Taxable investment securities	88,221		1,566	3.55	92,190		2,140	4.64
Tax exempt investment securities	27,149		537	5.99	30,110		586	5.90
Federal funds sold	20,693		27	0.26	25,528		32	0.25
Interest bearing deposits with banks	37,193		90	0.49	502		—	0.17

Total interest-earning Assets	523,709		13,303	5.23	445,864		11,880	5.50

Interest-Bearing Liabilities:
Interest bearing demand	77,400		405	1.06	49,401		260	1.06
Savings and money market	168,276		604	0.72	112,385		734	1.32
Retail time deposits	154,883		1,881	2.45	130,196		2,202	3.41
Wholesale time deposits	12,449		146	2.37	20,930		375	3.61
Borrowings	75,773		1,161	3.09	97,360		1,329	2.75

Total interest-bearing liabilities	488,781		4,197	1.73	410,272		4,900	2.41

Net interest income			$9,106				$6,980

Net interest rate spread				3.50%				3.09%

Net earning assets	$34,928				$35,592

Net interest margin				3.61%				3.29%

Average interest-earning assets to average interest-bearing liabilities	1.07	x			1.09	x

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

	Three Months Ended June 30,
	2010 vs. 2009
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$1,034	$201	$1,235
Loans held for sale	—	—	—
Taxable investment securities	(36)	(89)	(125)
Tax exempt investment securities	(63)	9	(54)
Federal funds sold	2	1	3
Interest bearing deposits with banks	44	1	45

Total interest-earning assets	$981	$123	1,104

Interest-bearing liabilities:
Interest bearing demand	$95	$(1)	94
Savings and money market	270	(332)	(62)
Retail time deposits	191	(311)	(120)
Wholesale time deposits	(48)	(35)	(83)
Borrowings	(87)	90	3

Total interest-bearing liabilities	$421	$(589)	(168)

Net interest income			$1,272

	Six Months Ended June 30,
	2010 vs. 2009
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$1,607	$354	$1,961
Loans held for sale	—	—	—
Taxable investment securities	(133)	(441)	(574)
Tax exempt investment securities	(66)	17	(49)
Federal funds sold	(6)	1	(5)
Interest bearing deposits with banks	88	2	90

Total interest-earning assets	$1,490	$(67)	1,423

Interest-bearing liabilities:
Interest bearing demand	$145	$—	145
Savings and money market	498	(628)	(130)
Retail time deposits	370	(691)	(321)
Wholesale time deposits	(125)	(104)	(229)
Borrowings	(184)	16	(168)

Total interest-bearing liabilities	$704	$(1,407)	(703)

Net interest income			$2,126

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Provision for Loan Losses.
During the quarter ended June 30, 2010, we recorded a $650,000 provision for loan losses, which was an increase compared to the $500,000 provision recorded during the same period in 2009. For the six months ended June 30, 2010, we recorded a $1.2 million provision for loan losses, which was a decrease compared to the $1.3 million provision recorded during the same period in 2009.
The increase for the current quarter was due to an increase in net charge-offs of $250,000 compared to the same period last year and a significant growth in the total loan portfolio, partially offset by a decrease in non-performing loans to $7.5 million at June 30, 2010 from $8.5 million at December 31, 2009 and $12.1 million at June 30, 2009. The decrease for the six months ended June 30, 2010 was primarily due to a reduction in non-performing and internally criticized loans during the first quarter of 2010.
The allowance for loan losses as a percentage of total loans decreased to 1.55% at June 30, 2010, compared to 1.81% at December 31, 2009 and 1.94% at June 30, 2009. Excluding purchased loans, the allowance for loan losses to total loans was 1.98% at June 30, 2010, compared to 2.03% at December 31, 2009 and 1.94% at June 30, 2009.
The following table sets forth asset quality information for the periods indicated:

	As of and for the quarter ended
	6/30/10	3/31/10	12/31/09	6/30/09
	(Dollars in thousands)
Total Portfolio
Allowance for loan losses to total loans	1.55%	1.70%	1.81%	1.94%
Allowance for loan losses to average loans	1.66%	1.73%	1.98%	1.93%
Allowance for loan losses to non-performing loans	80.21%	89.23%	71.61%	47.47%
Loan — 30 — 89 days past due & still accruing	$2,498	$1,810	$3,247	$1,275
Nonaccrual loans	7,514	6,518	8,463	12,104
Loans — 90 days past due & still accruing	—	—	—	—
Total non-performing loans	7,514	6,518	8,463	12,104
OREO and repossessed assets	3,019	3,567	1,795	907
Total non-performing assets	10,533	10,085	9,526	13,011
Non-performing loans to total loans	1.93%	1.90%	2.53%	4.09%
Non-performing assets to total assets	1.59%	1.76%	1.79%	2.76%
Net charge-offs to average loans (annualized)	0.48%	0.88%	7.42%	0.26%
Net charge-offs	$439	$744	$5,667	$189

Portfolio excluding purchased loans
Allowance for loan losses to total loans	1.98%	1.90%	2.03%	1.94%
Allowance for loan losses to average loans	2.00%	1.96%	2.06%	1.93%
Allowance for loan losses to non-performing loans	80.90%	90.29%	83.74%	47.47%
Loan — 30 — 89 days past due & still accruing	$369	$1,603	$1,826	$1,275
Nonaccrual loans	7,450	6,442	7,237	12,104
Loans — 90 days past due & still accruing	—	—	—	—
Total non-performing loans	7,450	6,442	7,237	12,104
OREO and repossessed assets	2,782	3,253	1,190	907
Total non-performing assets	10,232	9,695	8,427	13,011
Non-performing loans to total loans	2.45%	2.10%	2.42%	4.09%
Non-performing assets to total assets	1.54%	1.69%	1.47%	2.76%
Net charge-offs to average loans (annualized)	0.58%	1.00%	7.70%	0.26%
Net charge-offs	$439	$744	$5,667	$189

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth asset quality information for the periods indicated:

	As of and for the six
	months ended
	6/30/10	6/31/09
	(Dollars in thousands)
Total Portfolio
Allowance for loan losses to total loans	1.55%	1.94%
Allowance for loan losses to average loans	1.72%	1.93%
Allowance for loan losses to non-performing loans	80.21%	47.47
Loan — 30 — 89 days past due & still accruing	$2,498	$1,275
Nonaccrual loans	7,514	12,104
Loans — 90 days past due & still accruing	—	—
Total non-performing loans	7,514	12,104
OREO and repossessed assets	3,019	907
Total non-performing assets	10,533	13,011
Non-performing loans to total loans	1.93%	4.09%
Non-performing assets to total assets	1.59%	2.76%
Net charge-offs to average loans (annualized)	0.68%	0.34%
Net charge-offs	$1,184	$504

Portfolio excluding purchased loans
Allowance for loan losses to total loans	1.98%	1.94
Allowance for loan losses to average loans	2.02%	1.93
Allowance for loan losses to non-performing loans	80.90%	47.47
Loan — 30 — 89 days past due & still accruing	$369	$1,275
Nonaccrual loans	7,450	12,104
Loans — 90 days past due & still accruing	—	—
Total non-performing loans	7,450	12,104
OREO and repossessed assets	2,782	907
Total non-performing assets	10,232	13,011
Non-performing loans to total loans	2.45%	4.09%
Non-performing assets to total assets	1.54%	2.76%
Net charge-offs to average loans (annualized)	0.79%	0.34%
Net charge-offs	$1,184	$504
At June 30, 2010, our largest non-performing loan was $1.7 million, secured by 20.01 acres of land in Ocala, Florida. Our next largest non-performing loan at that date was $1.4 million secured by an owner-occupied retail building in Ocala, Florida. Our third largest non-performing loan at that date was $970,000, secured by commercial real estate in Ocala, Florida. The allowance for loans loss related to these loans totaled $725,000 or 17.7% of their outstanding balance at June 30, 2010. During the second quarter of 2010, we foreclosed on and disposed of some of the residential properties in Southwest Georgia securing a non-performing loan of $856,000 at March 31, 2010. At June 30, 2010, we had foreclosed properties and loan balances remaining from this relationship totaling $177,000 and $283,000, respectively. At March 31, 2010, we included $98,000 related to this relationship in our allowance for loan losses for this relationship. At June 30, 2010, we included $39,000 related to this relationship in our allowance for loan losses. The remainder of our non-performing loans consists of various consumer and commercial loans, none exceeding $500,000. Current appraisals on real estate loans, expected cost of potential foreclosure or other disposition, and other potential losses on these loans are considered in our analysis of the allowance for loan losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our internally criticized (watch list) and classified assets totaled $31.4 million at June 30, 2010, compared to $35.8 million at December 31, 2009 and $28.6 million at June 30, 2009. This includes loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These balances include the aforementioned nonperforming loans, other real estate, and repossessed assets. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses. Our internal loan review processes strive to identify weaknesses in loans prior to performance issues. However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.
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
Noninterest Income.
Noninterest income, excluding securities transactions, increased $254,000, or 15.0%, from $1.7 million for the three months ended June 30, 2009 to $1.9 million for the three months ended June 30, 2010, and $289,000, or 8.7%, from $3.3 million for the six months ended June 30, 2009 to $3.6 million for the six months ended June 30, 2010.
A summary of noninterest income, excluding securities transactions, follows:

	Three Months Ended June 30,
	2010	2009	$ Chg	% Chg
Service charges on deposit accounts	$982,218	$836,648	$145,570	17.40%
Other service charges, commissions and fees	465,895	362,264	103,631	28.61%
Brokerage fees	257,459	215,965	41,494	19.21%
Mortgage origination fees	70,723	103,496	(32,773)	-31.67%
Bank owned life insurance	154,447	159,342	(4,895)	-3.07%
Other	16,712	16,090	622	3.87%

Total noninterest income	$1,947,454	$1,693,805	$253,649	14.98%

Noninterest income as a percentage of average assets (annualized)	1.26%	1.36%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,
	2010	2009	$ Chg	% Chg
Service charges on deposit accounts	$1,806,018	$1,644,483	$161,535	9.82%
Other service charges, commissions and fees	868,465	722,110	146,355	20.27%
Brokerage fees	479,054	410,323	68,731	16.75%
Mortgage origination fees	109,619	209,180	(99,561)	-47.60%
Bank owned life insurance	305,991	309,482	(3,491)	-1.13%
Other	38,022	22,295	15,727	70.54%

Total noninterest income	$3,607,169	$3,317,873	$289,296	8.72%

Noninterest income as a percentage of average assets (annualized)	1.22%	1.33%

The increase in both periods was primarily due to an increase in overdraft fees and an increase in ATM and debit card income. Recent regulatory changes to the offering of overdraft privileges on ATM and debit cards may cause significant decreases in our overdraft fees. At this time, we are unable to accurately estimate the effect this legislation, and other potential legislation, may have on our overdraft income. We are currently analyzing our options to replace this income stream if it is significantly affected by legislation or by a significant change in consumer behavior. These options will most likely result in a major change in the fees we charge to our deposit customers. In addition, there was an increase in fee income due to the accounts obtained in our acquisition of The Park Avenue Bank branches.
These increases were partially offset by decreases in mortgage origination fees. The primary reason for the decrease was due to an increase in the number of loans we have originated and held for our portfolio, rather than sold. During the first quarter of 2010, over half of the loans we originated were held for our portfolio. In accordance with generally accepted accounting principles, we accrete the origination fee income associated with these loans over the life of the loans. For loans that are originated and immediately sold, we recognize all the origination fee income at the time of origination. We expect this trend to continue for the remainder of 2010.
Noninterest Expense.
Noninterest expense increased $1.3 million, or 27.0%, from $4.7 million for the three months ended June 30, 2009 to $6.0 million for the three months ended June 30, 2010, and $1.9 million, or 21.1%, from $8.8 million for the six months ended June 30, 2009 to $10.7 million for the six months ended June 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
A summary of noninterest expense follows:

	Three Months Ended June 30,
	2010	2009	$ Chg	% Chg
Salaries and employee benefits	$2,973,966	$2,226,667	$747,299	33.56%
Equipment	251,787	265,778	(13,991)	-5.26%
Occupancy	329,381	296,916	32,465	10.93%
Advertising and marketing	124,170	110,705	13,465	12.16%
Legal and accounting	179,101	154,778	24,323	15.71%
Consulting & other professional fees	65,510	90,837	(25,327)	-27.88%
Directors fees and retirement	138,711	153,108	(14,397)	9.40%
Telecommunications	103,371	54,372	48,999	90.12%
Supplies	95,639	46,191	49,448	107.05%
Data processing fees	510,904	383,221	127,684	33.32%
Loss on sale and write-downs of other real estate owned	(112,306)	255,004	(367,310)	-144.04%
Foreclosed asset and collection expenses	426,865	48,238	378,627	784.91%
FDIC insurance and other regulatory fees	228,213	283,930	(55,717)	-19.62%
Other operating	710,084	371,905	338,182	90.93%

Total noninterest expenses	$6,025,397	$4,741,650	$1,283,747	27.07%

Noninterest expenses as a percentage of average assets (annualized)	3.90%	3.84%

	Six Months Ended June 30,
	2010	2009	$ Chg	% Chg
Salaries and employee benefits	$5,538,848	$4,424,356	$1,114,492	25.19%
Equipment	506,513	539,166	(32,653)	-6.06%
Occupancy	635,661	589,263	46,398	7.87%
Advertising and marketing	244,362	198,229	46,133	23.27%
Legal and accounting	327,643	272,658	54,985	20.17%
Consulting & other professional fees	136,715	152,409	(15,694)	-10.30%
Directors fees and retirement	277,422	306,216	(28,794)	-9.40%
Telecommunications	172,732	116,328	56,404	48.49%
Supplies	153,206	84,303	68,903	81.73%
Data processing fees	991,594	713,181	278,413	39.04%
Loss on sale and write-downs of other real estate owned	(343,434)	304,068	(647,502)	-212.95%
Foreclosed asset and collection expenses	597,707	93,228	504,479	541.12%
FDIC insurance and other regulatory fees	398,670	364,886	33,784	9.26%
Other operating	1,092,124	698,038	394,086	56.46%

Total noninterest expenses	$10,729,763	$8,856,329	$1,873,434	21.15%

Noninterest expenses as a percentage of average assets (annualized)	3.61%	3.59%

The increase in both periods was primarily due to increases in salaries and employee benefits resulting from increases in the number of FTE’s primarily related to our acquisition activity, along with an increase in foreclosed asset and collection expenses.
During 2010, we recorded gains on the sale of other real estate owned, which partially offset the increases in noninterest expenses. These gains related to the disposition of several properties we acquired in our FDIC-assisted acquisition. As we continue to dispose of property in this portfolio, we may record further gains or losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
However, these gains may or may not offset other losses and write-downs we incur related to our other real estate owned.
Foreclosed asset and collection expenses increased, primarily due to expenses associated with our FDIC-acquired portfolio. Initially, we recorded a contingent liability for these expenses at the time of acquisition and recorded expenses incurred against this liability. However, during the quarter ended June 30, 2010, we determined we should expense these items as they are incurred. The amount we originally set up as a contingent liability for these expenses has now been used to further reduce the fair market value of the loans acquired in this acquisition. We expect to incur approximately $1.8 million in expenses related to these loans over the next five years.
Other operating expenses also increased significantly during both periods, primarily due to the amortization of core deposit intangibles associated with our acquisition activity in the fourth quarter of 2009 and second quarter of 2010. In addition, we recorded conversion expenses of $267,000 in the second quarter of 2010 related to our acquisition and conversion of the PAB branches.
Income Tax Expense.
For the quarter ended June 30, 2010, we recorded a tax benefit of $153,000 compared to income tax expense of $67,000 and an effective tax rate of 30.1% during the same period in 2009. Due to the small loss before taxes for the quarter ended June 30, 2010, the effective tax rate is not meaningful. For the six months ended June 30, 2010, we recorded tax expense of $66,000 and an effective tax rate of 6.7%. This compares to a tax benefit of $41,000 during the first six months of 2009 with an effective tax rate of (8.1%). For the quarter ended June 30, 2010 and for the six months ended June 30, 2009, our nontaxable income exceeded total net income, and thus, a tax benefit was recorded.
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
The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2010, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds. The Company is aware of no events or trends likely to result in a negative material change in liquidity.
The consolidated statement of cash flows for the six months ended June 30, 2010 and 2009, detail cash flows from operating, investing and financing activities. For the six months ended June 30, 2010, net cash provided by operating activities was $4.2 million while investing activities provided $16.2 million and financing activities reduced cash $7.1 million resulting in a net increase in cash during the six month period of $13.2 million.
Cash flow provided by investing activities included $40.5 in proceeds from acquisition activity partially offset by net securities transactions which utilized $34.7 million of cash. The reduction in cash flow provided by financing activities related to the decrease in deposits of $7.7 million which primarily related to the maturities of certificates of deposit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Regulatory Capital Ratios for the Company and HeritageBank of the South at June 30, 2010
The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities. The following table reflects the Bank’s compliance at June 30, 2010, with regulatory capital requirements. These calculations are based on total risk weighted assets of $424.8 million consolidated and $418.3 million for HeritageBank of the South as of June 30, 2010, and average total assets of $613.7 million consolidated and $607.2 million for HeritageBank of the South for the six months ended June 30, 2010.

					Minimum Required
					to Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets
Consolidated	$63,140	14.9%	$33,987	8.0%	—	—
HeritageBank of the South	$57,049	13.6%	$33,460	8.0%	$41,825	10.0%

Tier I Capital to Risk Weighted Assets
Consolidated	$57,902	13.6%	$16,994	4.0%	—	—
HeritageBank of the South	$51,800	12.4%	$16,730	4.0%	$25,095	6.0%

Tier I Capital to Average Total Assets
Consolidated	$57,902	9.4%	$24,549	4.0%	—	—
HeritageBank of the South	$51,800	8.5%	$24,288	4.0%	$30,360	5.0%
Heritage Financial Group is subject to Georgia capital requirements for bank holding companies. At June 30, 2010, Heritage Financial Group had total equity of $62.4 million or 9.4% of total assets as of that date. Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier I leverage capital of $57.9 million or 9.4%, which was $33.4 million above the 4.0% requirement.

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

ITEM 3. QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
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
The Company’s strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk. These strategies aim to achieve neutrality to interest rate risk. Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates. As of June 30, 2010, a drop in interest rates would increase our net interest income and an increase in rates would increase our net interest income, also known as liability sensitive. During 2008 and 2009, we put minimum interest rate requirements, also known as floors, in our prime-based floating rate loans. These floors are generally 200 to 300 basis points above their current index rate. These floors allowed us to earn a higher rate of interest than we would have otherwise earned during 2008, 2009 and the first six months of 2010. However, due to these floors, many of our loans will not reprice when rates rise, until the increase in rates exceeds the loan floor. This lag in repricing is part of the reason we are liability sensitive over the next year in a rising rate environment. We feel that the level of interest rate risk is at an acceptable level, and is within our internal policy limits.
The Company maintains a risk management committee which monitors and analyzes interest rate risk. This committee is comprised of members of senior management and outside directors. This committee meets on a monthly basis and reviews the simulations listed above, as well as other interest rate risk reports.

ITEM 3. QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of June 30, 2010, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At June 30, 2010
	Maturing or Repricing Within
	(Dollars in thousands)
	Zero to Three	Three Months	One to Five	Over Five
	Months	to One Year	Years	Years	Total
Earning assets:
Short-term assets	$35,038	$—	$—	$—	$35,038
Investment Securities	13,818	42,659	71,789	28,093	156,359
Loans held for sale	448	—	—	—	448
Loans	131,048	52,755	152,688	52,246	388,737

	180,352	95,414	224,477	80,339	580,582

Interest-bearing liabilities:
Interest-bearing demand deposits	103,279	—	—	—	103,279
Savings and money market	197,894	—	—	—	197,894
Time Deposits	30,359	78,039	56,404	3,516	168,318
Other Borrowings	33,954	—	—	—	33,954
FHLB Advances	—	7,500	10,000	25,000	42,500

	365,486	85,539	66,404	28,516	545,945

Interest rate sensitivity gap	$(185,134)	$9,875	$158,073	$51,823	$34,637

Cumulative interest rate sensitivity gap	$(185,134)	$(175,259)	$(17,186)	$34,637

Interest rate sensitivity gap ratio	0.49	1.12	3.38	2.82

Cumulative interest rate sensitivity gap ratio	0.49	0.61	0.97	1.06

ITEM 3. QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
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

Effect
Market	on Net
Rate	Interest
Change	Income
+400	-13.4%
+300	-13.6%
+200	-13.8%
+100	-6.9%
-50	2.4%
ITEM 4. CONTROLS AND PROCEDURES
Not applicable.
ITEM 4T. CONTROLS AND PROCEDURES
We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange act is recorder, processed, summarize and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2010, under the supervision and with the participation of our principal executive officer, and other members of senior management.
Our principal executive officer and principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the quarter ended June 30, 2010.
On December 16, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares, or approximately 10% of its then outstanding publicly held shares of common stock over a one-year period. This program has been extended to expire on December 31, 2010. As of June 30, 2010, the Company had purchased 77,604 shares at a weighted average price of $8.35 per share under the plan for a total of $648,000. As of June 30, 2010, the Company had 172,396 remaining shares that may be purchased under the current authorization. The repurchases may be made from time to time in open-market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions.

			Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number		as Part of	that may yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
April	—	$—	—	173,974
May	—	—	—	173,974
June	1,578	11.98	1,578	172,396

Total	1,578	$11.98	1,578	172,396

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Reference to
Prior Filing
or Exhibit Number
Exhibit Number	Document	Attached Hereto
2.0	Plan of acquisition, reorganization, arrangement, liquidation, or succession	++++

3.1	Charter of the Registrant	***

3.2	Bylaws of the Registrant	*

4	Instruments defining the rights of security holders, including indentures:

	Form of Heritage Financial Group Common Stock Certificate	**

10	Material contracts:

(1) Employment Agreements:

	(a) (i) O. Leonard Dorminey — Bank	*

	(a) (ii) O. Leonard Dorminey — Holding Company	*

	(c) Carol W. Slappey	*

	(2) Deferred Compensation and Excess/Matching Contribution Plans	*

	(3) Supplemental Executive Retirement Plan	*

	(4) Directors’ Retirement Plan	*

	(5) 401(k) Savings Plan	**

	(6) Employee Stock Ownership Plan	*

	(7) Purchase and Assumption Agreement dated September 1, 2009, between HeritageBank of the South and Atlantic Coast Federal Bank	+

	(8) Definitive Whole-bank Purchase and Assumption Agreement dated December 4, 2009, between HeritageBank of the South and the Federal Deposit Insurance Corporation	++

	(9) Purchase and Assumption Agreement dated February 23, 2010, between HeritageBank of the South and The Park Avenue Bank	+++

11	Statement re: computation of per share earnings	None

15	Letter re: unaudited interim financial information	None

18	Letter re: change in accounting principles	None

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of Accountants	None

24	Power of Attorney	None

31	Rule 13a-14(a)/15d-14(a) Certifications	31

32	Section 1350 Certifications	32

*	Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-123581), declared effective by the SEC on May 16, 2005.

**	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2. (File No. 333-123581) declared effective by the SEC on May 16, 2005.

***	Filed as an exhibit to the Filer’s Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 30, 2006.

+	Included as an exhibit to the Form 8-K filed with the SEC on September 2, 2009.

++	Included as an exhibit to the Form 8-K filed with the SEC on December 8, 2009.

+++	Included as an exhibit to the Form 8-K filed with the SEC on February 25, 2010.

++++	Included as an exhibit to the Form 8-K filed with the SEC on March 19, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP

Date: August 23, 2010	By:	/s/ O. Leonard Dorminey O. Leonard Dorminey
President and Chief Executive Officer

Date: August 23, 2010	By:	/s/ T. Heath Fountain T. Heath Fountain
Senior Vice President and
Chief Financial Officer