Form 10-Q
period 2010-09-30
Heritage Financial Group
filed 2010-11-15
CIK 1320002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Commission File Number 000-51305

_____________________________________________________________________

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

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:  At November 15, 2010 there were 10,398,282 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP

EXHIBITS

31.1	RULE 13A–14(A) CERTIFICATION OF CHIEF EXECUTIVE OFFICER
31.2	RULE 13A–14(A) CERTIFICATION OF CHIEF FINANCIAL OFFICER
32	SECTION 1350 CERTIFICATION

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY

Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

	Unaudited	Audited
	September 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$33,274,949	$14,921,517
Interest-bearing deposits in banks	10,579,402	43,236,287
Federal funds sold	11,295,000	11,340,000
Securities available for sale, at fair value	161,798,416	120,526,900
Federal Home Loan Bank stock, at cost	3,020,200	3,253,400
Other equity securities, at cost	1,010,000	1,010,000
Loans held for sale	699,500	-

Loans	413,979,784	334,138,932
Less allowance for loan losses	6,534,200	6,060,460
Loans, net	407,445,584	328,078,472

Premises and equipment, net	20,420,596	15,590,120
Premises held for sale	1,080,000	1,080,000
Accrued interest receivable	3,070,999	2,799,375
Foreclosed assets	2,786,657	1,795,544
Intangible assets	1,489,043	1,570,832
Cash surrender value of bank owned life insurance	15,215,640	14,756,771
Other assets	10,137,752	11,988,301
	$683,323,738	$571,947,519
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$48,013,660	$28,881,905
Interest-bearing	487,378,270	397,724,617
Total deposits	535,391,930	426,606,522
Federal funds purchased and securities sold under repurchase agreements	35,092,163	32,843,465
Other borrowings	42,500,000	42,500,000
Accrued interest payable	690,677	706,321
Other liabilities	6,563,478	8,474,370
Total liabilities	620,238,248	511,130,678

Commitments and contingencies

Stockholders' equity
Preferred stock, par value $0.01; 1,000,000 shares authorized;no shares issued	-	-
Common stock, par value $0.01; 25,000,000 shares authorized;11,454,344 issued and outstanding	114,543	114,543
Capital surplus	41,245,482	40,609,551
Retained earnings	38,754,134	38,984,165
Accumulated other comprehensive loss, net tax of $562,741 and $1,591,489	(844,112)	(2,387,234)
Unearned employee stock ownership plan (ESOP) shares,209,332 and 242,385 shares	(2,093,325)	(2,423,850)
	77,176,722	74,897,175
Treasury stock, at cost, 1,056,062 and 1,055,084 shares	(14,091,232)	(14,080,334)
Total stockholders' equity	63,085,490	60,816,841
	$683,323,738	$571,947,519

See Notes to Consolidated Financial Statements

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2010 and 2009

	For the Three Months		For the Nine Months
	2010	2009	2010	2009
Interest income
Interest and fees on loans	$6,135,980	$4,599,933	$17,218,926	$13,721,630
Interest on loans held for sale	6,476	-	6,862	-
Interest on taxable securities	1,006,253	780,996	2,571,814	2,921,284
Interest on nontaxable securities	211,891	296,394	748,978	882,416
Interest on federal funds sold	11,160	7,694	37,813	39,670
Interest on deposits in other banks	24,824	748	114,730	1,182
	7,396,584	5,685,765	20,699,123	17,566,182

Interest expense
Interest on deposits	1,631,079	1,478,611	4,667,526	5,049,607
Interest on other borrowings	658,987	500,715	1,819,800	1,829,653
	2,290,066	1,979,326	6,487,326	6,879,260

Net interest income	5,106,518	3,706,439	14,211,797	10,686,922
Provision for loan losses	950,000	2,500,000	2,100,000	3,800,000
Net interest income after provision for loan losses	4,156,518	1,206,439	12,111,797	6,886,922

Noninterest income
Service charges on deposit accounts	1,112,390	950,893	2,918,408	2,595,376
Other service charges, commissions and fees	642,817	338,490	1,511,282	1,060,600
Brokerage fees	253,572	251,854	732,626	662,177
Mortgage origination fees	227,052	66,364	336,671	275,544
Bank owned life insurance	152,888	155,285	458,879	464,767
Gain on sales of securities	70,666	469,455	230,372	835,584
Other	18,834	11,575	56,856	33,870
	2,478,219	2,243,916	6,245,094	5,927,918

Noninterest expense
Salaries and employee benefits	3,445,912	2,295,513	8,984,760	6,719,869
Equipment	303,837	221,077	810,350	760,243
Occupancy	423,730	312,000	1,059,391	901,263
Advertising and marketing	166,051	146,962	410,413	345,191
Legal and accounting	112,077	117,868	439,720	390,526
Consulting and other professional fees	71,106	69,669	207,821	222,078
Directors fees and retirement	141,711	154,608	419,133	460,824
Telecommunications	131,765	52,861	304,497	169,189
Supplies	97,787	46,384	250,993	130,687
Data processing fees	604,495	431,608	1,596,089	1,144,789
(Gain) loss on sales and write-downs of other real estate owned	(30)	80,000	(343,464)	384,068
Foreclosed asset expenses	181,295	78,561	779,002	171,789
FDIC insurance and other regulatory fees	283,262	136,192	681,932	501,078
Impairment loss on intangible asset	1,000,000	-	1,000,000	-
Other operating	816,187	306,871	1,908,311	1,004,909
	7,779,185	4,450,174	18,508,948	13,306,503

Loss before income taxes	(1,144,448)	(999,819)	(152,057)	(491,663)

Applicable income tax benefits	(701,849)	(532,945)	(635,766)	(574,189)

Net income (loss)	$(442,599)	$(466,874)	$483,709	$82,526

Basic earnings (loss) per share	$(0.04)	$(0.05)	$0.05	$0.01
Diluted earnings (loss) per share	$(0.04)	$(0.05)	$0.05	$0.01

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2010 and 2009

	For the Three Months		For the Nine Months
	2010	2009	2010	2009

Net income (loss)	$(442,599)	$(466,874)	$483,709	$85,526

Other comprehensive income:
Accretion of realized gain on terminated cash flow hedge, net of tax of $35,187 and $35,187 for the quarter and $105,560 and $105,560 for the year to date	(52,780)	(52,780)	(158,340)	(158,340)
Unrealized holding gains on investments arising during the period, net of tax of $776,480 and $909,531 for the quarter and $1,226,457 and $842,773 for the year to date	1,164,720	1,364,297	1,839,685	1,264,159
Reclassification adjustment for investment gains included in net income, net of tax of $28,266 and ($187,782) for the quarter and $92,149 and ($334,234) for the year to date	(42,400)	(281,673)	(138,223)	(501,350)

Total other comprehensive income	1,069,540	1,029,844	1,543,122	604,469

Comprehensive income	$626,941	$562,970	$2,026,831	$686,995

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2010 and
The Year Ended December 31, 2009

	Common Stock				Unearned		Accumulated Other
	Shares	Par Value	Capital Surplus	Retained Earnings	ESOP Shares	Treasury Stock	Comprehensive Income (Loss)	Total
Balance, December 31, 2008	11,452,344	$114,523	$39,861,237	$41,357,209	$(2,864,550)	$(13,569,813)	$(2,685,633)	$62,212,973
Net loss	-	-	-	(1,652,319)	-	-	-	(1,652,319)
Cash dividend declared, $0.32 per share	-	-	-	(720,725)	-	-	-	(720,725)
Stock-based compensation expense	-	-	807,402	-	-	-	-	807,402
Repurchase of 62,026 shares of stock for the treasury	-	-	-	-	-	(516,426)	-	(516,426)
Issuance of 440 shares of common stock from the treasury	-	-	(2,602)	-	-	5,905	-	3,303
Issuance of restricted shares of common stock	2,000	20	(20)	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	298,399	298,399
Tax benefit shortfall from stock-based compensation plans	-	-	(58,494)	-	-	-	-	(58,494)
ESOP shares earned, 44,070 shares	-	-	(73,946)	-	440,700	-	-	366,754
Tax benefit on ESOP expense	-	-	75,974	-	-	-	-	75,974
Balance, December 31, 2009	11,454,344	$114,543	$40,609,551	$38,984,165	$(2,423,850)	$(14,080,334)	$(2,387,234)	$60,816,841
Net income	-	-	-	483,709	-	-	-	483,709
Cash dividend declared, $0.27 per share	-	-	-	(713,740)	-	-	-	(713,740)
Stock-based compensation expense	-	-	605,389	-	-	-	-	605,389
Repurchase of 1,578 shares of stock for the Treasury	-	-	-	-	-	(18,904)	-	(18,904)
Issuance of 600 shares of common stock from the treasury	-	-	(1,169)	-	-	8,006	-	6,837
Other comprehensive income	-	-	-	-	-	-	1,543,122	1,543,122
Excess tax expense from stock based compensation plans	-	-	(11,352)	-	-	-	-	(11,352)
ESOP shares earned, 33,053 shares	-	-	14,164	-	330,525	-	-	344,689
Tax benefit on ESOP expense	-	-	28,899	-	-	-	-	28,899
Balance, September 30, 2010	11,454,344	$114,543	$41,245,482	$38,754,134	$(2,093,325)	$(14,091,232)	$(844,112)	$63,085,490

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2010 and 2009

	For the Nine Months
	2010	2009
OPERATING ACTIVITIES
Net income	$483,709	$82,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	685,379	679,419
Deposit premium amortization	221,498	-
Provision for loan losses	2,100,000	3,800,000
ESOP compensation expense	344,689	350,622
Stock-based compensation expense	605,389	605,389
Net gain on sales of securities available for sale	(230,372)	(835,584)
Accretion of gain on termination of cash flow hedge	(263,900)	(263,900)
Increase in bank owned life insurance	(458,869)	(464,768)
Excess tax shortfall related to stock-based compensation plans	11,352	-
Excess tax expense related to ESOP	(28,899)	-
(Increase) decrease in interest receivable	(48,539)	26,693
Decrease in interest payable	(54,952)	(448,300)
(Increase) decrease in taxes receivable	423,349	(1,091,789)
(Gain) loss on sales and write-downs of other real estate owned	(343,464)	384,068
Impairment loss on intangible assets	1,000,000	-
Net other operating activities	(1,472,876)	762,688
Total adjustments	2,489,785	3,504,538
Net cash provided by operating activities	2,973,494	3,587,064

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	32,656,885	(4,329,134)
Purchases of securities available for sale	(96,839,224)	(68,130,095)
Proceeds from maturities of securities available for sale	35,367,507	27,847,943
Proceeds from sales of securities available for sale	23,266,344	57,191,479
Net change in Federal Home Loan Bank stock	233,200	(67,600)
Decrease in federal funds sold	45,000	17,221,000
(Increase) decrease in loans, net	(33,845,119)	2,228,405
Purchase of premises and equipment	(2,068,015)	(552,280)
Proceeds from acquisition activity	40,530,558	-
Proceeds from sale of other real estate owned	2,560,117	1,078,430
Net cash provided by investing activities	1,907,253	32,488,148

FINANCING ACTIVITIES
Increase (decrease) in deposits	11,932,246	(16,234,681)
Increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	2,248,698	(6,286,952)
Excess tax benefit related to stock-based compensation plans	(11,352)	-
Excess tax related to ESOP	28,899	-
Repayment of other borrowings	-	(10,000,000)
Purchase of treasury stock, net	(12,066)	(422,037)
Dividends paid to stockholders	(713,740)	(611,304)
Net cash provided by (used in) financing activities	13,472,685	(33,554,974)

Net increase in cash and due from banks	18,353,432	2,520,238
Cash and due from banks at beginning of period	14,921,517	10,159,602
Cash and due from banks at end of period	$33,274,949	$12,679,840

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$6,502,970	$7,327,559
Taxes	9,000	517,600

NONCASH TRANSACTIONS
Decrease in unrealized losses on securities available for sale	$(1,701,462)	$(1,271,348)
Principal balances of loans transferred to other real estate owned	3,252,763	288,954

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represent income (loss) available attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan.  The table below sets forth our earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months		Nine Months
	2010	2009	2010	2009
Basic earnings (loss) per share:
Net income (loss)	$(442,599)	$(466,874)	$483,709	$82,526
Weighted average common shares outstanding	10,139,275	10,072,438	10,073,033	10,046,325
Total basic earnings (loss) per common share	$(0.04)	$(0.05)	$0.05	$0.01

Diluted earnings (loss) per share:
Net income (loss)	$(442,599)	$(466,874)	$483,709	$82,526
Weighted average common shares outstanding	10,139,275	10,072,438	10,073,033	10,046,325
Effect of dilutive stock options and restricted stock	-	-	1,648	-
Weighted average dilutive common shares outstanding	10,139,275	10,072,438	10,074,681	10,046,325
Total diluted earnings (loss) per common share	$(0.04)	$(0.05)	$0.05	$0.01

For the three and nine months ended September 30, 2010 and 2009, potential common shares of 689,570 and 575,166 were not included in the calculation of diluted earnings (loss) per share because the assumed exercise of such shares would be anti-dilutive.

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - SHARE BASED COMPENSATION

On May 17, 2006, our stockholders approved the 2006 Equity Incentive Plan (the “Plan”).  The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, to provide directors, advisory directors, officers and employees of Heritage Financial Group and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence and to provide such individuals with an equity interest in Heritage Financial Group.  Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 771,149 shares, of which 550,281 were available as stock options or stock appreciation rights and 220,328 shares were available as restricted stock awards.  During 2006, the Compensation Committee of the Board of Directors granted stock options and tandem stock appreciation rights totaling 520,605 shares and granted restricted stock awards totaling 207,905 shares.  During the first quarter of 2008, an additional 19,750 of tandem stock option and stock appreciation rights, and 9,505 of restricted stock awards were granted to employees. Additionally, during the fourth quarter of 2009, 6,000 tandem stock options and stock appreciation rights and 2,000 restricted stock awards were granted to employees.   There were no grants of restricted stock, stock options, or stock appreciation rights during the quarter ended September 30, 2010.  All stock options, stock appreciation rights and restricted stock awards vest over a period of five years.

The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed.  The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period.  As of September 30, 2010, there was approximately $388,000 of unrecognized compensation associated with these awards.  For the three months ended September 30, 2010 and 2009, we recognized compensation expense associated with these awards of approximately $124,000. For the nine months ended September 30, 2010 and 2009, we recognized compensation expense associated with these awards of approximately $372,000.

We recognized compensation expense related to stock options of approximately $78,000, for the three months ended September 30, 2010, and 2009.  For the nine months ended September 30, 2010 and 2009, we recognized compensation expense related to these options of $233,000.  At September 30, 2010, there was approximately $239,000 of unrecognized compensation related to stock options.

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2010:
U. S. Government sponsored agency securities (GSE’s)*	$44,077,135	$643,969	$(11,268)	$44,709,836
State and municipal securities	21,129,344	476,613	(503,966)	21,101,991
Corporate debt securities	2,172,057	-	(412,665)	1,759,392
GSE residential mortgage-backed securities	88,943,665	1,599,467	(18,657)	90,524,475
Private label residential mortgage-backed securities	3,274,033	76,141	-	3,350,174
Total debt securities	159,596,234	2,796,190	(946,556)	161,445,868
Equity securities	434,801	21,599	(103,852)	352,548
Total securities**	$160,031,035	$2,817,789	$(1,050,408)	$161,798,416
December 31, 2009:
U. S. Government sponsored agency securities (GSE’s)*	$30,571,605	$190,036	$(299,664)	$30,461,977
State and municipal securities	30,142,545	196,013	(1,215,694)	29,122,864
Corporate debt securities	2,178,999	44,976	(313,757)	1,910,218
GSE residential mortgage-backed securities	54,091,124	449,796	(4,682)	54,536,238
Private label residential mortgage-backed securities	3,859,494	15,015	(30)	3,874,479
Total debt securities	120,843,767	895,836	(1,833,827)	119,905,776
Equity securities	751,521	47,999	(178,396)	621,124
Total securities**	$121,595,288	$943,835	$(2,012,223)	$120,526,900

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

**
At September 30, 2010 and December 31, 2009, the Company held no securities of any single issuer (excluding the U.S. Government and federal agencies) with a book value that exceeded 10% of stockholders’ equity.

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - SECURITIES (Continued)

The amortized cost and fair value of debt securities available for sale as of September 30, 2010 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value

Due from one year to five years	$7,622,057	$7,242,693
Due from five to ten years	19,575,939	19,868,597
Due after ten years	40,180,540	40,459,929
Mortgage-backed securities	92,217,698	93,874,649
	$159,596,234	$161,445,868

Securities with a carrying value of $65,984,713 and $46,814,000 at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	September 30, 2010	September 30, 2009

Gross gains on sales of securities	$246,410	$873,413
Gross losses on sales of securities	(16,038)	(37,829)
Net realized gains on sales of securities available for sale	$230,372	$855,584

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2010:
U.S. Government sponsored agency securities (GSE’s)	$1,850,077	$(11,268)	$-	$-	$1,850,077	$(11,268)
State and municipal securities	149,325	(675)	4,434,182	(503,291)	4,583,507	(503,966)
Corporate securities	928,642	(86,469)	830,750	(326,196)	1,759,392	(412,665)
GSE residential mortgage- backed securities	4,552,463	(18,657)	-	-	4,552,463	(18,657)
Private label residential mortgage-backed securities	-	-	-	-	-	-
Subtotal, debt securities	7,480,507	(117,069)	5,264,932	(829,487)	12,745,439	(946,556)
Equity securities	-	-	330,949	(103,852)	330,949	(103,852)
Total temporarily impaired securities	$7,480,507	$(117,069)	$5,595,881	$(933,339)	$13,076,388	$(1,050,408)

December 31, 2009:
U.S. Government sponsored agency securities (GSE’s)	$14,295,966	$(299,664)	$-	$-	$14,295,966	$(299,664)
State and municipal securities	8,125,696	(311,298)	10,722,375	(904,396)	18,848,071	(1,215,694)
Corporate debt securities	-	-	845,308	(313,757)	845,308	(313,757)
GSE residential mortgage- backed securities	2,883,976	(4,682)	-	-	2,883,976	(4,682)
Private label residential Mortgage-backed securities	24,344	(30)	-	-	24,344	(30)
Subtotal, debt securities	25,329,982	(615,674)	11,567,683	(1,218,153)	36,897,665	(1,833,827)
Equity securities	-	-	256,404	(178,396)	256,404	(178,396)
Total temporarily impaired securities	$25,329,982	$(615,674)	$11,824,087	$(1,396,549)	$37,154,069	$(2,012,223)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports.  As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other-than-temporary.

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - SECURITIES (Continued)

The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons.  In addition, this investment is subject to restrictions relating to sale, transfer or other disposition.  Dividends are recognized in income when declared.  The carrying value of this investment at September 30, 2010 is $3,020,200.  The estimated fair value of this investment is $3,020,200 as of September 30, 2010, and therefore it is not considered impaired.

Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia.  The Company accounts for this investment by the cost method.  This investment represents approximately 4.9% of the outstanding shares of Chattahoochee.  Since its initial capital raise, Chattahoochee has not had any stock transactions, and therefore, no fair market value is readily available.  The carrying value of this investment at September 30, 2010, is $1,010,000.  The Company plans to hold this investment for the foreseeable future, and does not consider it impaired as of September 30, 2010.

NOTE 5 - FAIR VALUE MEASUREMENTS

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

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS (Continued)

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Available for sale investment securities	$21,600	$161,776,816	$-	$161,798,416
Total assets at fair value	$21,600	$161,776,816	$-	$161,798,416

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS (Continued)

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

At September 30, 2010, there were no impaired loans reported at fair value utilizing Level 2 valuation inputs.  Impaired loans with a carrying value of $12,172,158 were reduced by specific valuation allowance allocations totaling $2,001,164 for a total reported fair value of $10,170,994 on collateral valuations utilizing Level 3 valuation inputs at September 30, 2010.

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

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS (Continued)

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

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - FAIR VALUE MEASUREMENTS (Continued)

Accrued Interest:  The carrying amount of accrued interest approximates fair value.

Off-Balance-Sheet Instruments:  The carrying amount of commitments to extend credit and standby letters of credit approximates fair value.

The carrying amount and estimated fair value of the Company's financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks and interest-bearing deposits in banks	$43,854,351	$43,854,351	$58,157,804	$58,157,804
Federal funds sold	$11,295,000	$11,295,000	$11,340,000	$11,340,000
Securities available for sale	$161,798,416	$161,798,416	$120,526,900	$120,526,900
Federal home loan bank stock	$3,020,200	$3,020,200	$3,253,400	$3,253,400
Other equity securities	$1,010,000	$1,010,000	$1,010,000	$1,010,000

Loans held for sale	$699,500	$699,500	$-	$-

Loans	$413,979,784	$415,453,453	$334,138,932	$341,971,372
Allowance for loan losses	6,534,200	-	6,060,460	-
Loans, net	$407,445,584	$415,453,453	$328,078,472	$341,971,372

Accrued interest receivable	$3,070,999	$3,070,999	$2,799,379	$2,799,379

Financial liabilities:
Deposits	$535,391,930	$533,453,344	$426,606,522	$424,097,453

Federal funds purchased and securities sold under repurchase agreements	$35,092,163	$37,976,377	$32,843,465	$35,285,910

Other borrowings	$42,500,000	$46,879,887	$42,500,000	$44,563,744

Accrued interest payable	$690,677	$690,677	$706,321	$706,321

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - ACQUISITION ACTIVITY

Five Branches of The Park Avenue Bank

On May 24, 2010, the Company completed an acquisition of five branches of The Park Avenue Bank (“PAB”), two in Statesboro and one each in Baxley, Hazlehurst and Adel, Georgia.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(dollars in thousands)	Acquired from PAB	Fair Value and Other Adjustments		As Recorded by Heritage Financial Group
Assets
Cash and cash equivalents	$1,183	$39,379	(a)	$40,562
Premises and equipment	3,448	-		3,448
Loans	51,941	(149)	(b)	51,792
Core deposit intangibles	-	1,130	(c)	1,130
Other assets	245	-		245
Total Assets	$56,817	$40,360		$97,177

Liabilities
Noninterest-bearing deposits	$15,564	$-		$15,564
Interest-bearing deposits	81,289	268	(d)	81,557
Other liabilities	39	17	(e)	56
Total Liabilities	$96,892	$285		$97,177

Explanations

(a)	The adjustment represents the cash received from PAB to reflect the acquisition of excess liabilities assumed over assets purchased.

(b)	The adjustment represents the adjustment to fair market value of the loans assumed in the transaction.

(c)
The adjustment represents the consideration paid for the value of the core deposit base assumed in the acquisition.  The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be seven years.

(d)
The adjustment is necessary because the weighted average interest rate of the CD's acquired exceeded the cost of similar funding at the time of acquisition.  The fair value adjustment will be amortized to reduce interest expense on a declining basis over the average life of the portfolio.

(e)	The adjustment represents additional liabilities assumed in the transaction.

The Company did not acquire any loans with deteriorated credit quality as of the acquisition date in the PAB branch transaction.  Accordingly, the Company accounts for the loans acquired in this transaction under FASB ASC 805, Business Combinations.

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - ACQUISITION ACTIVITY (Continued)

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

Initially, the Company established a contingent liability in conjunction with this transaction to cover the costs to maintain and dispose of problem assets acquired in the Tattnall transaction. As of December 31, 2009, the balance of this contingent liability was $2.1 million.  During the second quarter of 2010, the Company determined that this contingent liability should be reflected as a further reduction in the fair market value of the loans acquired.  In addition, the Company determined it should record expenses related to these problem assets as charges during the period in which they occur, rather than as a reduction to the contingent liability. For the nine months ended September 30, 2010, the Company recorded expenses related to these problem assets of approximately $297,000.  The Company estimates it will incur approximately $1.8 million in additional expenses resolving these problem assets over the next five years.

On the date of acquisition, the Company estimated the future cash flows of the loan portfolio and made the adjustments necessary to reflect the loans at fair value.  At each quarter end subsequent to the acquisition, the Company reviews the estimates of future cash flows based on current information and makes the necessary adjustments to continue reflecting the assets at their fair value.

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - ACQUISITION ACTIVITY (Continued)

The following table represents the loans receivables at the acquisition date:

(dollars in thousands)	Acquired loans without deterioration in credit quality	Acquired loans with deterioration in credit quality	Total loans acquired
Contractually required principal and interest	$10,156	$27,530	$37,686
Non-accretable difference	(1,358)	(9,994)	(11,352)
Cash flows expected to be collected	8,798	17,536	26,334
Accretable yield	(1,090)	(2,480)	(3,570)
Basis in acquired loans	$7,708	$15,056	$22,764

The following table is a summary of changes in the accretable yields of acquired loans during the nine months ended September 30, 2010:

(dollars in thousands)	Acquired loans without deterioration in credit quality	Acquired loans with deterioration in credit quality	Total loans acquired
Balance, December 31, 2009	$1,025	$2,352	$3,377
Transfers from non-accretable difference to accretable yield	318	494	812
Accretion	(771)	(1,497)	(2,268)
Balance, September 30, 2010	$572	$1,349	$1,921

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

Index

HERITAGE FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 –  SUBSEQUENT EVENTS

Subsequent events and transactions that occurred after September 30, 2010 but prior to November 15, 2010, the date these financial statements were available to be issued, have been evaluated for potential recognition or disclosure in these financial statements.

As previously announced, the Company adopted a plan to reorganize from a two-tier mutual holding company to a full stock holding company and will undertake a "second-step" offering of shares of the new holding company's common stock in subscription, community and syndicated offerings.  The Company received conditional approval from the Office of Thrift Supervision on October 12, 2010 to convert and reorganize from a two-tier mutual holding company structure to a full stock holding company structure.  In addition, the proposed new holding company, Heritage Financial Group, Inc. received approval from the OTS to commence a “second-step” stock offering of new shares of common stock in connection with the conversion of Heritage MHC. The new holding company’s registration statement relating to the sale of its common stock was declared effective by the Securities and Exchange Commission on October 12, 2010 and the Georgia Department of Banking and Finance has approved its acquisition of HeritageBank of the South.

A proxy statement has been mailed to shareholders and depositors, who will vote to approve the plan of conversion on November 23, 2010.  The conversion and offering is expected to be completed in the fourth quarter, subject to shareholder, depositor and regulatory approvals. Keefe Bruyette & Woods will manage the subscription and community offerings and will serve as the sole book-running manager for the offering.  Sterne Agee & Leach will serve as co-manager for the syndicated offering.

In October 2010, the Company declared a regular quarterly cash dividend of $0.09 per share.  The dividend was paid on October 20, 2010, to stockholders of record as of October 15, 2010.

Index

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

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted on July 21, 2010, provides, among other things, for new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including Heritage Financial Group, Inc. and HeritageBank of the South.  In addition, beginning in 2011, all financial institution holding companies, including Heritage Financial Group, Inc., will be regulated by the Board of Governors of the Federal Reserve System, including imposing federal capital requirements similar to those imposed by Georgia and may result in additional restrictions on investments and other holding company activities.  The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market.  The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, new regulations mandated by the law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices and require holding companies to serve as a source of strength for their financial institution subsidiaries.  Effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our interest expense.  The law also removed certain barriers to interstate branching.  In the past, interstate branching was often accomplished by the purchase of an existing bank in a target state, as HeritageBank of the South did when it entered Florida in 2006.  This $1.0 million has been carried on our books as an indefinite-lived intangible asset.  Because of the elimination of the branching barrier, we took a one-time, noncash pre-tax charge of $1.0 million in the third quarter of 2010 to write-off this intangible asset.  On an after-tax basis, this reduced 2010 net income by approximately $709,000.  This write-off had no effect on HFG’s or HeritageBank of the South’s regulatory capital or tangible capital, because those measures already exclude all intangible assets.  We cannot determine the full impact of the new law on our business and operations at this time.

Index

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

Evolution of Business Strategy

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

We continue to implement our business strategy, as set forth in our Form 10-K, which was filed with the Securities and Exchange Commission on April 4, 2010.  A critical component of this strategy includes increasing our non-consumer based lending and our ability to continue to grow our commercial and small business loan portfolios.   As of September 30, 2010, our non-consumer based lending represented approximately $224.7 million, or 54.27% of our total loan portfolio.

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

On June 7, 2010, we announced our entry into the Valdosta, Georgia market with the opening of a loan production office and the hiring of three local bankers.  Subsequently, we obtained regulatory approval for a full service branch, and on July 5, 2010, we opened a branch office in a leased facility in Valdosta.  In 2011, we expect to open a larger branch office in Valdosta.

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

Index

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

Off Balance Sheet Liabilities

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters of credit.  We use the same credit policies in making these commitments as we do for on-balance sheet instruments.  A summary of the Company's commitments as of September 30, 2010, is as follows:

(In thousands)

Commitments to extend credit	$51,055
Financial stand-by letters of credit	794
$51,849

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets increased by $111.4 million or 19.5% to $683.3 million at September 30, 2010, from $572.0 million at December 31, 2009.  Cash and due from banks increased $18.3 million or 123% to $33.3 million at September 30, 2010 from $14.9 million at December 31, 2009.  Total interest-earning assets increased $89.1 million or 17.5% to $598.4 million at September 30, 2010, from $509.2 million at December 31, 2009.  Loans increased $79.8 million, securities available for sale increased $41.3 million while interest-bearing deposits in banks decreased $32.7 million.

The increase in cash and due from banks was primarily a result of maintaining a higher compensating balance in our primary correspondent account.  This increase in our compensating balance allowed us to utilize our excess liquidity position to offset various correspondent fees, which was more advantageous than maintaining a portion of the excess balance at the prevailing overnight federal funds rate.   The increase in loans was primarily due to our acquisition of five branches, including $51.8 million in loans, from The Park Avenue Bank during the second quarter.  The increase in securities available for sale was due to purchases of securities we made to utilize the net cash of $39.4 million received from this acquisition.  These purchases were U.S. Government agency securities and U.S. government agency mortgage-backed securities.  The decrease in interest-bearing deposits in banks was due to the maturity of certificates of deposit we held with other financial institutions which were not reinvested at maturity.  We expect to maintain higher balances in cash and due from banks, as well as federal funds sold due to the addition of the deposit accounts we acquired from The Park Avenue Bank.  During the quarter, we added $699,500 in loans held for sale.  This consists of mortgage loans generated to be sold to investors.  We generally originate and fund these loans in our name with a pre-approval to sell to the investor.  We typically hold these loans for up to thirty days and earn the stated rate on the note until they are purchased by the investor.

Index

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

Premises and equipment increased $4.8 million or 31.0% at September 30, 2010, of which $1.2 million was due to our purchase of branches in Reidsville and Collins from the FDIC during the first quarter of 2010 and approximately $3.4 million related to our acquisition of the five branches from The Park Avenue Bank.  The acquisition of The Park Avenue Bank branches included land of $1.4 million, buildings of $1.9 million and furniture and equipment $149,000.  In addition, we expect to begin construction on a new branch in Lee County, Georgia during the second half of 2010 at an approximate cost of $2.5 million.  We are currently leasing our facility in Valdosta, Georgia.  We expect to purchase land and begin building a branch in this market in 2011.  We have not determined the cost at this time.

The allowance for loan losses as a percentage of total loans decreased to 1.6% at September 30, 2010, compared to 1.8% at December 31, 2009 and 2.7% at September 30, 2009.  Excluding purchased loans, the allowance for loan losses to total loans was 2.0% at September 30, 2010 and at December 31, 2009.

Foreclosed assets increased from $1.8 million at December 31, 2009, to $2.8 million at September 30, 2010.  The primary reason for the increase was the addition of a $1.9 million undeveloped commercial property in the Atlanta metropolitan market in the first quarter of 2010.  This property was foreclosed in March 2010 and was under a contract for sale; however, the buyer did not perform as agreed in the contract.  We are currently marketing this property for sale.  The remainder of our foreclosed assets consists of various properties, primarily located in southwest Georgia, with no single property having a book value over $400,000.  All of these properties are being marketed actively for disposition.  During the first nine months of 2010, we had gross proceeds on sales of OREO property of approximately $2.6 million and recorded net gains of $343,000 on those sales.

Other assets decreased $1.9 million or 15.4% during the nine months ended September 30, 2010.  This decrease was due primarily to a decrease in receivables from the FDIC related to the purchase of the Reidsville and Collins branches in the FDIC-assisted transaction during the first quarter of 2010.

Total liabilities increased $109.1 million or 21.3% to $620.2 million at September 30, 2010 compared with $511.1 million at December 31, 2009.   Total deposits increased $108.8 million of which approximately $97.1million was acquired through our acquisition of five branches in May 2010.  Approximately $75.6 million of these acquired deposits were checking and money market accounts, while approximately $21.5 million were certificates of deposit that matured within 45 days of the acquisition of the branches.  The remainder of the certificates of deposit of these branches remained with The Park Avenue Bank after the acquisition.  Because The Park Avenue Bank will not be operating branches in these markets, we expect some of those customers may migrate to us as their certificates of deposit mature, which we believe may add approximately $50.0 million of the certificates of deposit we did not assume in the branch acquisition to our deposit base in these markets over the next year.  The total amount of other borrowings remained level at $42.5 million during the first nine months of 2010.  Federal funds purchased and securities sold under agreements to repurchase increased by $2.2 million or 6.9% due to the acquisition of commercial customers and their related repurchase agreements in the acquisition of The Park Avenue Bank branches.

Total equity increased $2.3 million to $63.1 million at September 30, 2010, compared with $60.8 million at December 31, 2009.  Net income of $484,000 for the first nine months of 2010, stock based compensation of $605,000, the allocation of $345,000 in ESOP shares as well as other comprehensive income of $1.5 million increased equity, while dividends of $714,000 decreased equity.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparison of Operating Results for the Three and Nine Month Periods Ended September 30, 2010 and 2009

General.  During the three months ended September 30, 2010, we recorded net 1oss of $443,000, compared to $467,000 in net loss for the three months ended September 30, 2009.  Higher net interest income, higher noninterest income and a lower provision expense offset higher noninterest income.

For the nine months ended September 30, 2010, we recorded net income of $484,000 compared to $82,000 in net income for the nine months ended September 30, 2009. Higher net interest income, lower provision expense and an increase in noninterest income was partially offset by higher noninterest expense.

Interest Income.  Total interest income for the three months ended September 30, 2010, increased $1.7 million or 30.1% to $7.4 million, compared to $5.7 million during the third quarter of 2009.  The increase was due to an increase in average interest-earning assets of $174.5 million during the 2010 quarter to $593.1 million compared with $418.6 million during the 2009 quarter.  The increase in average interest-earning assets was primarily due to our acquisition activity during the fourth quarter of 2009 and the first half of 2010.  The increase in average interest-earning assets was partially offset by a decrease of 52 basis points in yield on average-earning assets to 5.03% in the 2010 quarter compared with 5.55% in the 2009 quarter.  The decrease in yield was due to a lower yield on investment securities.  We expect this trend to continue as long term interest rates remain low.

Total interest income for the nine months ended September 30, 2010, increased $3.1 million or 17.8% to $20.7 million, compared to $17.6 million during the first nine months of 2009.  The increase was due to an increase in average interest-earning assets of $110.0 million during the 2010 period to $546.8 million compared with $436.8 million during the 2009 period.  This increase in average interest-earning assets was due primarily to our acquisition activity during the fourth quarter of 2009 and the first half of 2010.  The increase in the average balance of interest-earning assets was partially offset by a 36 basis points decrease in yield on average interest-earning assets to 5.16% during the first nine months  of 2010 compared with a yield of 5.52% earned during the same period in 2009.  The decrease in yield was due to a lower yield on investment securities. We expect the yield on our interest-earning assets to continue to decrease slightly during the remainder of 2010 as we continue to see the effects of the rate cuts by the Board of Governors of the Federal Reserve System from 2007 and 2008 as our loans and investment securities mature and reprice.  In addition, as we carry excess liquidity on our balance sheet, primarily from our branch and FDIC-assisted acquisitions, we will see decreases in our overall yield on average interest-earning assets.

Interest Expense.  Total interest expense increased $311,000 or 15.7% to $2.3 million for the quarter ended September 30, 2010, compared to $2.0 million during the same period in 2009.  The increase was due to an increase in average interest-earning assets of $177.1 million during the 2010 period to $557.9 million compared with $380.8 million during the 2009 period. This increase in average interest-earning assets was due primarily to our acquisition activity during the fourth quarter of 2009 and the first half of 2010.  The increase in average interest-earning assets was partially offset by a 44 basis points decrease in yield on average interest-bearing liabilities to 1.63% during the third quarter of 2010 compared with 2.06% during the third quarter of 2009.

Total interest expense decreased $392,000 or 5.7% to $6.5 million for the nine months ended September 30, 2010, compared to $6.9 million during the same period in 2009. The cost of interest-bearing liabilities decreased 60 basis points to 1.70% during the first nine months of 2010 compared with 2.30% during the same period in 2009.  This decrease in costs was partially offset by an increase in the average balance of interest-bearing liabilities during the first nine months of 2010 to $511.8 million, an increase of $111.4 million compared to $400.4 million during the first nine months of 2009.  We experienced significant decreases in the cost of interest-bearing liabilities during 2009 and the first six months of 2010.  This decrease began to flatten during the third quarter 2010. We expect these decreases to continue to slow during the remainder of 2010 as we near the end of the current rate cycle.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Interest Income.  Net interest income for the third quarter of 2010 increased $1.4 million or 37.7% to $5.1 million compared with $3.7 million for the third quarter of 2009.  The net interest spread decreased 9 basis points to 3.40% for the third quarter of 2010 compared to 3.49% for the third quarter of 2009.  The net interest margin decreased 18 basis points to 3.50% for the third quarter of 2010 compared to 3.68% for the third quarter of 2009.

Net interest income for the nine months ended September 30, 2010 increased $3.5 million or 33.0% to $14.2 million from $10.6 million for the nine months ended September 30, 2009.  The net interest spread increased 24 basis points for the first nine months of 2010 to 3.46% compared to 3.22% during the same period in 2009.  The net interest margin increased 16 basis points to 3.57% for the first nine months of 2010 compared to 3.41% during the same period in 2009.

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

	Three Months Ended September 30,
	2010				2009
	(Dollars in Thousands)
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:
Loans	$397,421		$6,136	6.13%	$296,800		$4,600	6.16%
Mortgage Loans held for sale	596		6	4.35	-		-
Taxable investment securities	137,658		1,006	2.92	79,437		781	3.93
Tax exempt investment securities	21,123		212	6.08	29,900		296	6.01
Federal funds sold	17,320		11	0.26	11,746		7	0.26
Interest bearing deposits with banks	19,003		25	0.52	751		1	0.40
Total interest-earning Assets	593,121		7,396	5.03	418,634		5,685	5.55

Interest-Bearing Liabilities:
Interest bearing demand	104,872		248	0.94	49,071		125	1.01
Savings and money market	201,108		382	0.75	124,825		384	1.22
Retail time deposits	164,265		940	2.27	112,359		838	2.96
Wholesale time deposits	10,540		61	2.29	16,153		132	3.26
Borrowings	77,107		659	3.39	78,403		500	2.53
Total interest-bearing liabilities	557,892		2,290	1.63	380,811		1,979	2.06

Net interest income			$5,106				$3,706
Net interest rate spread				3.40%				3.49%
Net earning assets	$35,229				$37,823
Net interest margin				3.50%				3.68%

Average interest-earning assets to average interest-bearing liabilities	1.06	X			1.10	X

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended September 30
2010	2009
(Dollars in Thousands)

	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:
Loans	$366,091		$17,218	6.30%	$297,289		$13,722	6.18%
Mortgage Loans held for sale	209		7	4.39	-		-	-
Taxable investment securities	104,700		2,572	3.28	87,940		2,921	4.43
Tax exempt investment securities	25,140		749	6.02	30,040		882	5.93
Federal funds sold	19,569		38	0.26	20,934		40	0.25
Interest bearing deposits with banks	31,130		115	0.49	585		1	0.27
Total interest-earning Assets	546,839		20,699	5.16	439,788		17,566	5.52

Interest-Bearing Liabilities:
Interest bearing demand	86,558		654	1.01	49,291		385	1.04
Savings and money market	179,220		986	0.74	116,532		1,118	1.28
Retail time deposits	158,010		2,821	2.39	124,251		3,039	3.27
Wholesale time deposits	11,812		207	2.34	19,337		507	3.51
Borrowings	76,218		1,820	2.51	91,041		1,830	2.69
Total interest-bearing liabilities	511,818		6,488	1.70	400,452		6,879	2.30

Net interest income			$14,211				$10,687
Net interest rate spread				3.46%				3.22%
Net earning assets	$35,021				$39,336
Net interest margin				3.57%				3.41%

Average interest-earning assets to average interest-bearing liabilities	1.07	X			1.10	X

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

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three Months Ended September 30,
	2010 vs. 2009
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$1,446	$90	$1,536
Loans held for sale	6	-	6
Taxable investment securities	386	(161)	225
Tax exempt investment securities	(91)	7	(84)
Federal funds sold	4	-	4
Interest bearing deposits with banks	24	-	24
Total interest-earning assets	$1,775	$(64)	1,711

Interest-bearing liabilities:
Interest bearing demand	$132	$(9)	123
Savings and money market	260	(262)	(2)
Retail time deposits	331	(229)	102
Wholesale time deposits	(43)	(28)	(71)
Borrowings	7	152	159
Total interest-bearing liabilities	$687	$(376)	311

Net interest income			$1,400

	Nine Months Ended September 30,
	2010 vs. 2009
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$3,064	$432	$3,496
Loans held for sale	7	-	7
Taxable investment securities	368	(717)	(349)
Tax exempt investment securities	(159)	26	(133)
Federal funds sold	(3)	1	(2)
Interest bearing deposits with banks	112	2	114
Total interest-earning assets	$3,389	$(256)	3,133

Interest-bearing liabilities:
Interest bearing demand	$280	$(11)	269
Savings and money market	760	(892)	(132)
Retail time deposits	716	(934)	(218)
Wholesale time deposits	(164)	(136)	(300)
Borrowings	(176)	166	(10)
Total interest-bearing liabilities	$1,416	$(1,807)	(391)

Net interest income			$3,524

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Loan Losses.  During the quarter ended September 30, 2010, we recorded a $950,000 provision for loan losses, which was a decrease compared to the $2.5 million provision recorded during the same period in 2009.  For the nine months ended September 30, 2010, we recorded a $2.1 million provision for loan losses, which was a decrease compared to the $3.8 million provision recorded during the same period in 2009.

The decrease for the current quarter and year to date was due to a decrease in expected losses on problem loans compared to the same period last year. The reason for the decrease in expected losses is due to the type of loans included in non-performing loans.  At September 30, 2009, we had a significant amount of land loans classified as non-performing, for which we expected significant losses.  At September 30, 2010, the non-performing loan portfolio contains more single family residential rental properties and loans we expect to restructure, for which we expect much lower levels of losses.  Non-performing loans increased to $12.2 million at September 30, 2010 from $8.5 million at December 31, 2009, but was down from$13.0 million at September 30, 2009.

The allowance for loan losses as a percentage of total loans decreased to 1.58% at September 30, 2010, compared to 1.81% at December 31, 2009 and 2.68% at September 30, 2009.  Excluding purchased loans, the allowance for loan losses to total loans was 1.98% at September 30, 2010, compared to 2.03% at December 31, 2009 and 2.68% at September 30, 2009.

The following table sets forth asset quality information for the periods indicated:

	As of and for the quarter ended
	9/30/10	6/30/10	12/31/09	9/30/09
	(Dollars in thousands)
Total Portfolio
Allowance for loan losses to total loans	1.58%	1.55%	1.81%	2.68%
Allowance for loan losses to average loans	1.64%	1.66%	1.98%	2.70%
Allowance for loan losses to non-performing loans	53.56%	80.21%	71.61%	61.80%
Loan – 30 – 89 days past due & still accruing	$899	$2,498	$3,247	$1,277
Nonaccrual loans	$12,199	$7,514	$8,463	$12,990
Loans – 90 days past due & still accruing	$-	$-	$-	$-
Total non-performing loans	$12,199	$7,514	$8,463	$12,990
OREO and repossessed assets	$2,787	$3,019	$1,795	$898
Total non-performing assets	$14,986	$10,533	$9,526	$13,888
Non-performing loans to total loans	2.95%	1.93%	2.53%	4.34%
Non-performing assets to total assets	2.20%	1.59%	1.79%	2.97%
Net charge-offs to average loans (annualized)	0.45%	0.48%	7.42%	0.29%
Net charge-offs	$443	$439	$5,667	$219

Portfolio excluding purchased loans
Allowance for loan losses to total loans	1.98%	1.98%	2.03%	2.68%
Allowance for loan losses to average loans	2.09%	2.00%	2.06%	2.70%
Allowance for loan losses to non-performing loans	60.20%	80.90%	83.74%	61.80%
Loan – 30 – 89 days past due & still accruing	$641	$369	$1,826	$1,277
Nonaccrual loans	$10,854	$7,450	$7,237	$12,990
Loans – 90 days past due & still accruing	$-	$-	$-	$-
Total non-performing loans	$10,854	$7,450	$7,237	$12,990
OREO and repossessed assets	$2,551	$2,782	$1,190	$898
Total non-performing assets	$13,405	$10,232	$8,427	$13,888
Non-performing loans to total loans	3.29%	2.45%	2.42%	4.34%
Non-performing assets to total assets	1.97%	1.54%	1.47%	2.97%
Net charge-offs to average loans (annualized)	0.57%	0.58%	7.70%	0.29%
Net charge-offs	$443	$439	$5,667	$219

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth asset quality information for the periods indicated:

	As of and for the nine months ended
	9/30/10	9/30/09
	(Dollars in thousands)
Total Portfolio
Allowance for loan losses to total loans	1.58%	2.68%
Allowance for loan losses to average loans	1.78%	2.70%
Allowance for loan losses to non-performing loans	53.56%	61.80%
Loan – 30 – 89 days past due & still accruing	$899	$1,277
Nonaccrual loans	$12,199	$12,990
Loans – 90 days past due & still accruing	$-	$-
Total non-performing loans	$12,199	$12,990
OREO and repossessed assets	$2,787	$898
Total non-performing assets	$14,986	$$13,888
Non-performing loans to total loans	2.95%	4.34%
Non-performing assets to total assets	2.20%	2.97%
Net charge-offs to average loans (annualized)	0.59%	0.32%
Net charge-offs	$1,626	$723

Portfolio excluding purchased loans
Allowance for loan losses to total loans	1.98%	2.68%
Allowance for loan losses to average loans	2.09%	2.70%
Allowance for loan losses to non-performing loans	60.20%	61.80%
Loan – 30 – 89 days past due & still accruing	$641	$1,277
Nonaccrual loans	$10,854	$12,990
Loans – 90 days past due & still accruing	$-	$-
Total non-performing loans	$10,854	$12,990
OREO and repossessed assets	$2,551	$898
Total non-performing assets	$13,405	$13,888
Non-performing loans to total loans	3.29%	4.34%
Non-performing assets to total assets	1.97%	2.97%
Net charge-offs to average loans (annualized)	0.72%	0.32%
Net charge-offs	$1,626	$723

At September 30, 2010, our largest non-performing loans are $1.7 million secured by 20.01 acres of land in Ocala, Florida and $1.7 million secured by multiple single family residential rental properties located in Southwest Georgia. Our next largest non-performing loan at that date was $1.4 million secured by an owner-occupied retail building in Ocala, Florida. Our fourth largest non-performing loan at that date was $1.3 million, secured by apartments located in Southwest Georgia.  The allowance for loans loss related to these loans totaled $814,000 or 13.3% of their outstanding balance at September 30, 2010.  In addition to the nonperforming loans previously mentioned, nonperforming loans as of September 30, 2010 consisted of a $970,000, secured by commercial real estate in Ocala, Florida and a $538,000 multiple residential properties located in Southwest Georgia.  The remainder of our non-performing loans consists of various consumer and commercial loans, none exceeding $500,000.  Current appraisals on real estate loans, expected cost of potential foreclosure or other disposition, and other potential losses on these loans are considered in our analysis of the allowance for loan losses.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our internally criticized (watch list) and classified assets totaled $39.6 million at September 30, 2010, compared to $35.8 million at December 31, 2009 and $33.8 million at September 30, 2009.  This includes loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  These balances include the aforementioned nonperforming loans, other real estate, and repossessed assets. These loans have been considered in management's determination of the adequacy of our allowance for loan losses. Our internal loan review processes strive to identify weaknesses in loans prior to performance issues. However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.

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

Noninterest Income.  Noninterest income, excluding securities transactions, increased $633,000, or 35.7%, from $1.8 million for the three months ended September 30, 2009 to $2.4 million for the three months ended September 30, 2010, and $922,000, or 18.1%, from $5.1 million for the nine months ended September 30, 2009 to $6.0 million for the nine months ended September 30, 2010.

A summary of noninterest income, excluding securities transactions, follows:

	Three Months Ended September 30,
	2010	2009	$ Chg	% Chg

Service charges on deposit accounts	$1,112,390	$950,893	$161,497	17.0%
Other service charges, commissions and fees	642,817	338,490	304,327	89.9%
Brokerage fees	253,572	251,854	1,718	0.7%
Mortgage origination fees	227,052	66,364	160,688	242.1%
Bank owned life insurance	152,888	155,285	(2,397)	-1.5%
Other	18,834	11,575	7,259	62.7%
Total noninterest income	$2,407,553	$1,774,461	$633,092	35.7%
Noninterest income as a percentage of average assets (annualized)	1.42%	1.50%

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Nine Months Ended September 30,
	2010	2009	$ Chg	% Chg

Service charges on deposit accounts	$2,918,408	$2,595,376	$323,032	12.4%
Other service charges, commissions and fees	1,511,282	1,060,600	450,682	42.5%
Brokerage fees	732,626	662,177	70,449	10.6%
Mortgage origination fees	336,671	275,544	61,127	22.2%
Bank owned life insurance	458,879	464,767	(5,888)	-1.3%
Other	56,856	33,870	22,986	67.9%
Total noninterest income	$6,014,722	$5,092,334	$922,388	18.1%
Noninterest income as a percentage of average assets (annualized)	1.29%	1.39%

There was an increase in fee income due to the accounts obtained in our acquisition of The Park Avenue Bank branches. The increase in both periods was primarily due to an increase in overdraft fees and an increase in ATM and debit card income.  Recent regulatory changes to the offering of overdraft privileges on ATM and debit cards may cause significant decreases in our overdraft fees. At this time, we are unable to accurately estimate the effect this legislation, and other potential legislation, may have on our overdraft income. We are currently analyzing our options to replace this income stream if it is significantly affected by legislation or by a significant change in consumer behavior. These options will likely result in a major change in the fees we charge to our deposit customers.

Mortgage origination fees increased in the third quarter 2010 as a result of the addition of mortgage origination in our Statesboro office which was added in May 2010.  In addition, we have seen increased refinance activity due to a decrease in long term interest rates.

Noninterest Expense.  Noninterest expense increased $3.3 million, or 74.8%, from $4.5 million for the three months ended September 30, 2009 to $7.8 million for the three months ended September 30, 2010, and $5.2 million, or 39.1%, from $13.3 million for the nine months ended September 30, 2009 to $18.5 million for the nine months ended September 30, 2010.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

A summary of noninterest expense follows:
	Three Months Ended September 30,
	2010	2009	$ Chg	% Chg

Salaries and employee benefits	$3,445,912	$2,295,513	$1,150,399	50.1%
Equipment	303,837	221,077	82,760	37.4%
Occupancy	423,730	312,000	111,730	35.8%
Advertising and marketing	166,051	146,962	19,089	13.0%
Legal and accounting	112,077	117,868	(5,791)	-4.9%
Consulting & other professional fees	71,106	69,669	1,437	2.1%
Directors fees and retirement	141,711	154,608	(12,897)	-8.3%
Telecommunications	131,765	52,861	78,904	149.3%
Supplies	97,787	46,384	51,403	110.8%
Data processing fees	604,495	431,608	172,887	40.1%
Loss on sale and write-downs of other real estate owned	(30)	80,000	(80,030)	-100.0%
Foreclosed asset and collection expenses	181,295	78,561	102,734	130.8%
FDIC insurance and other regulatory fees	283,262	136,192	147,070	108.0%
Impairment loss on intangible asset	1,000,000	-	1,000,000	100.0%
Other operating	816,187	306,871	509,316	166.0%
Total noninterest expenses	$7,779,185	$4,450,174	$3,329,011	74.8%
Noninterest expenses as a percentage of average assets (annualized)	4.01%	3.78%

	Nine Months Ended September 30,
	2010	2009	$ Chg	% Chg

Salaries and employee benefits	$8,984,760	$6,719,869	$2,264,891	33.7%
Equipment	810,350	760,243	50,107	6.6%
Occupancy	1,059,391	901,263	158,128	17.5%
Advertising and marketing	410,413	345,191	65,222	18.9%
Legal and accounting	439,720	390,526	49,194	12.6%
Consulting & other professional fees	207,821	220,078	(14,257)	-6.4%
Directors fees and retirement	419,133	460,824	(41,691)	-9.0%
Telecommunications	304,497	169,189	135,308	80.0%
Supplies	250,993	130,687	120,306	92.1%
Data processing fees	1,596,089	1,144,789	451,300	39.4%
(Gain) Loss on sale and write-downs of other real estate owned	(343,464)	384,068	(727,532)	-189.4%
Foreclosed asset and collection expenses	779,002	171,789	607,213	353.5%
FDIC insurance and other regulatory fees	681,932	501,078	180,854	36.1%
Impairment loss on intangible asset	1,000,000	-	1,000,000	100.0%
Other operating	1,908,311	1,004,909	903,402	89.9%
Total noninterest expenses	$18,508,948	$13,306,503	$5,202,445	39.1%
Noninterest expenses as a percentage of average assets (annualized)	3.97%	3.62%

The increase in both periods was primarily due to increases in salaries and employee benefits resulting from increases in the number of FTE’s primarily related to our acquisition activity, along with an increase in foreclosed asset and collection expenses. In addition, we incurred additional occupancy expenses and initial start up cost related to the opening of a de novo branch in Valdosta in July of 2010.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During 2010, we recorded gains on the sale of other real estate owned, which partially offset the increases in noninterest expenses.  These gains related to the disposition of several properties we acquired in our FDIC-assisted acquisition.

In September 2010, we converted the core operating system of the two branches acquired through our December 2009 FDIC assisted transaction, to the core operating system currently used by the Company.  We incurred approximately $210,000 in expenses related to this conversion in the third quarter 2010.

In July 2010, we recorded a one-time, noncash pre-tax charge of $1,000,000 to write-off an intangible asset related to the Company's Florida bank charter that it purchased in 2007, which became impaired as a result of the recent passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Other operating expenses also increased significantly during both periods, primarily due to the amortization of core deposit intangibles associated with our acquisition activity in the fourth quarter of 2009 and second quarter of 2010.  In addition, we recorded conversion expenses of $267,000 in the second quarter of 2010 related to our acquisition and core data processing system conversion of the PAB branches.

Income Tax Expense.  For the quarter ended September 30, 2010, we recorded a tax benefit of $702,000 compared to income tax benefit of $533,000 during the same period in 2009.  For the nine months ended September 30, 2010, we recorded tax benefit of $636,000 compared to a tax benefit of $574,000 during the first nine months of 2009.   For the quarter ended September 30, 2010 and for the nine months ended September 30, 2009, our nontaxable income exceeded total net income, and thus, a tax benefit was recorded.

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

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company is a separate legal entity from HeritageBank of the South and must provide for its own liquidity, as will Heritage Financial Group, Inc. after the conversion.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt.  The Company has also repurchased shares of its common stock.  The Company’s primary source of funds consists of the net proceeds retained by the Company from its initial public offering in 2005 and dividends from HeritageBank of the South.  There are regulatory restrictions on the ability of HeritageBank of the South to pay dividends.  At September 30, 2010, HFG (on an unconsolidated basis) had $3.9 million in cash, federal funds sold, interest-bearing deposits and investments in banks generally available for its cash needs.

HeritageBank of the South’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided by operations.  While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  In addition, HeritageBank of the South invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.  HeritageBank of the South also generates cash through borrowings, primarily from Federal Home Loan Bank advances, to leverage its capital base, provide funds for its lending and investment activities and enhance its interest rate risk management.

HeritageBank of the South uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund withdrawals and fund loan commitments.  It is management’s policy to manage deposit rates that are competitive with other local financial institutions, based on our needs and potential uses of the funds.  Based on this management strategy, we believe that a majority of maturing deposits will remain with HeritageBank of the South.  In addition, HeritageBank of the South had the ability, at September 30, 2010, to borrow an additional $31.8 million from the Federal Home Loan Bank of Atlanta and $20.0 million from other lenders as a funding source to meet commitments and for liquidity purposes.

On December 30, 2009, the FDIC’s Deposit Insurance Fund restoration plan required banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  Under the plan, which applies to all insured financial institutions except those with liquidity problems, insured financial institutions were assessed through 2010 according to the risk-based premium schedule adopted earlier this year.  However, beginning January 1, 2011, the base rate increases by three basis points.  We had the necessary liquidity to accommodate this prepayment of premiums and did not experience any material impact on its liquidity as a result of this action.

In March 2008, we purchased a lot in the Lee County Georgia market for $743,000 for potential future expansion.  We have begun construction of a branch at that location, scheduled for completion in 2011, at an estimated cost of $2.5 million.

The liquidity of the Company is monitored continuously by the Company’s Board-authorized Asset Liability Management Committee and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2010, were considered satisfactory.   At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds.  The Company is aware of no events or trends likely to result in a negative material change in liquidity.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The consolidated statement of cash flows for the nine months ended September 30, 2010 and 2009, detail cash flows from operating, investing and financing activities.  For the nine months ended September 30, 2010, net cash provided by operating activities was $3.0 million while investing activities provided $1.9 million and financing activities provided $13.5 million resulting in a net increase in cash during the nine month period of $18.4 million.

Cash flow provided by investing activities included $40.5 million in proceeds from acquisition activity partially offset by net securities transactions which utilized $38.2 million of cash. The increase in cash flow provided by financing activities related to the increase in deposits of $11.9 million which primarily related to increased jumbo certificates and money market deposit accounts during the third quarter 2010.

Capital Resources

The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities.  The following table reflects the Company’s and the Bank’s compliance at September 30, 2010, with regulatory capital requirements.  These calculations are based on total risk weighted assets of $440.0 million consolidated and $433.7 million for HeritageBank of the South as of September 30, 2010, and average total assets of $676.5 million consolidated and $673.3 million for HeritageBank of the South for the nine months ended September 30, 2010.

	Actual		For Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets
Heritage Financial Group Consolidated	$64,572	14.7%	$35,204	8.0%	-	-
HeritageBank of the South	$57,552	13.3%	$34,694	8.0%	$43,368	10.0%

Tier I Capital to Risk Weighted Assets
Heritage Financial Group Consolidated	$59,137	13.4%	$17,602	4.0%	-	-
HeritageBank of the South	$52,107	12.0%	$17,347	4.0%	$26,021	6.0%

Tier I Capital to Average Total Assets
Heritage Financial Group Consolidated	$59,137	8.7%	$27,058	4.0%	-	-
HeritageBank of the South	$52,107	7.8%	$26,697	4.0%	$33,371	5.0%

Heritage Financial Group is subject to Georgia capital requirements for bank holding companies.  At September 30, 2010, Heritage Financial Group had total equity of $63.0 million or 9.2% of total assets as of that date.  Under Georgia capital requirements for holding companies, Heritage Financial Group had Tier I leverage capital of $59.1 million or 8.7%, which was $32.1 million above the 4.0% requirement.

Index

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

Index

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

The Company’s strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk. These strategies aim to achieve neutrality to interest rate risk. Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.  As of September 30, 2010, a drop in interest rates would increase our net interest income and an increase in rates would decrease our net interest income, also known as liability sensitive.  During 2008 and 2009, we put minimum interest rate requirements, also known as floors, in our prime-based floating rate loans.  These floors are generally 200 to 300 basis points above their current index rate.  These floors allowed us to earn a higher rate of interest than we would have otherwise earned during 2008, 2009 and the first nine months of 2010.  However, due to these floors, many of our loans will not reprice when rates rise, until the increase in rates exceeds the loan floor.  This lag in repricing is part of the reason we are liability sensitive over the next year in a rising rate environment.  We feel that the level of interest rate risk is at an acceptable level, and is within our internal policy limits.

The Company maintains a risk management committee which monitors and analyzes interest rate risk. This committee is comprised of members of senior management and outside directors. This committee meets on a monthly basis and reviews the simulations listed above, as well as other interest rate risk reports.

Index

ITEM 3.   QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of September 30, 2010, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At September 30, 2010
	Maturing or Repricing Within
	(Dollars in thousands)
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
Earning assets:
Short-term assets	$21,874	$-	$-	$-	$21,874
Investment Securities	11,381	39,470	81,440	29,507	161,798
Loans held for sale	700	-	-	-	700
Loans	126,796	78,797	164,647	43,740	413,980
	160,751	118,267	246,087	73,247	598,352

Interest-bearing liabilities:
Interest-bearing demand deposits	(93,640)	-	-	-	(93,640)
Savings and money market	(206,961)	-	-	-	(206,961)
Time Deposits	(35,505)	(89,227)	(51,388)	(3,536)	(179,656)
Other Borrowings	(35,092)	-	-	-	(35,092)
FHLB Advances	-	(7,500)	(10,000)	(25,000)	(42,500)
	(371,198)	(96,727)	(61,388)	(28,536)	(557,849)

Interest rate sensitivity gap	$(210,447)	$21,540	$184,699	$44,711	$40,503
Cumulative interest rate sensitivity gap	$(210,447)	$(188,907)	$(4,208)	$40,503
Interest rate sensitivity gap ratio	0.43	1.22	4.01	2.50
Cumulative interest rate sensitivity gap ratio	0.43	0.60	0.99	1.07

Index

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

Market Rate Change	Effecton Net Interest Income

+400	-12.0%
+300	-12.4%
+200	-12.8%
+100	-6.3%
-50	2.3%

ITEM 4.   CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T.   CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange act is recorder, processed, summarize and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate.  An evaluation of our disclosure controls and procedures was carried out as of September 30, 2010, under the supervision and with the participation of our principal executive officer, and other members of senior management.

Our principal executive officer and principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Index

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2010.

On December 16, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares, or approximately 10% of its then outstanding publicly held shares of common stock over a one-year period.  This program has been extended to expire on December 31, 2010.  As of September 30, 2010, the Company had purchased 77,604 shares at a weighted average price of $8.30 per share under the plan for a total of $644,000.  As of September 30, 2010, the Company had 172,396 remaining shares that may be purchased under the current authorization.  The repurchases may be made from time to time in open-market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July	-	$-	-	172,396
August	-	-	-	172,396
September	-	-	-	172,396
Total	-	$-	-	172,396

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    (REMOVED AND RESERVED)

None.

ITEM 5.    OTHER INFORMATION

None.

Index

ITEM 6.    EXHIBITS

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.0	Plan of acquisition, reorganization, arrangement, liquidation, or succession	++++
3.1	Charter of the Registrant	***
3.2	Bylaws of the Registrant	*
4	Instruments defining the rights of security holders, including indentures:
	Form of Heritage Financial Group Common Stock Certificate	**
10	Material contracts:
(1) Employment Agreements:
	(a) (i) O. Leonard Dorminey - Bank	*
	(a) (ii) O. Leonard Dorminey – Holding Company	*
	(c) Carol W. Slappey	*
	(2) Deferred Compensation and Excess/Matching Contribution Plans	*
	(3) Supplemental Executive Retirement Plan	*
	(4) Directors’ Retirement Plan	*
	(5) 401(k) Savings Plan	**
	(6) Employee Stock Ownership Plan	*
	(7) Purchase and Assumption Agreement dated September 1, 2009, between HeritageBank of the South and Atlantic Coast Federal Bank	+
	(8) Definitive Whole-bank Purchase and Assumption Agreement dated December 4, 2009, between HeritageBank of the South and the Federal Deposit Insurance Corporation	++
	(9) Purchase and Assumption Agreement dated February 23, 2010, between HeritageBank of the South and The Park Avenue Bank	+++
	(10) Employment agreement by and between T. Heath Fountain and HeritageBank of the South dated July 21, 2010	****
	(11) Employment agreement by and between O. Mitchell Smith and HeritageBank of the South dated July 21, 2010	****
11	Statement re: computation of per share earnings	None
15	Letter re: unaudited interim financial information	None
18	Letter re: change in accounting principles	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Accountants	None
24	Power of Attorney	None
31	Rule 13a-14(a)/15d-14(a) Certifications	31
32	Section 1350 Certifications	32
_______________________

*	Filed as an exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-123581), declared effective by the SEC on May 16, 2005.

**	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2. (File No. 333-123581) declared effective by the SEC on May 16, 2005.

***	Filed as an exhibit to the Filer’s Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 30, 2006.
****	Included as an exhibit to the Form 8-K filed with the SEC on July 23, 2010.
+	Included as an exhibit to the Form 8-K filed with the SEC on September 2, 2009.
++	Included as an exhibit to the Form 8-K filed with the SEC on December 8, 2009.
+++	Included as an exhibit to the Form 8-K filed with the SEC on February 25, 2010.
++++	Included as an exhibit to the Form 8-K filed with the SEC on March 19, 2010.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP

Date: November 15, 2010	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ T. Heath Fountain
T. Heath Fountain
Senior Vice President and
Chief Financial Officer